Form 10QSB
period 1997-03-31
PACKAGING PLUS SERVICES INC
filed 1997-06-12
CIK 857351

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1997

                         Commission File Number 0-18094

                          PACKAGING PLUS SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

               NEVADA                          11-2781803
     (State or other jurisdiction of    (I.R.S. Employer Ident Number)
     incorporation or organization)

               20 South Terminal Drive, Plainview, New York 11803
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (516) 349-1300

Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES  [X]     NO  [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant on MARCH 31, 1997: $8,307,862.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

             Class                 Outstanding at MARCH 31, 1997
-----------------------            -----------------------------
Common Stock, Class "A"                         4,505,959
              Class "B"                         1,280,000

                          PACKAGING PLUS SERVICES, INC.


                                      INDEX
                                      -----

                                                                        Page
                                                                       Number
                                                                       ------
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

  Balance Sheet -- March 31, 1997 .....................................   1

  Combined Statement of Operations -- Three and nine
      months ended March 31, 1997. ....................................   2
  Combined Statement of Cash Flows -- Three and nine
      months ended March 31, 1997. ....................................   3

  Notes to Combined Financial Statements .............................. 4-5

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations .........................6-13

PART II -- OTHER INFORMATION ..........................................  14

SIGNATURE .............................................................  15

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT MARCH 31, 1997



                         ASSETS
                         ------
CURRENT ASSETS:
  Cash                                               $     29,649
  Accounts receivable, net of allowance                   292,704
    for doubtful accounts of $29,001
  Inventory                                                22,700
  Notes receivable, net of allowance of $107,527           59,743
  Other, primarily prepaid expenses                     1,267,072
                                                        ---------

          TOTAL CURRENT ASSETS                          1,671,868
FURNITURE, EQUIPMENT AND LEASEHOLD                        315,337
  IMPROVEMENTS, net
REORGANIZATION VALUE, net of amortization                 596,298
GOODWILL                                                  688,333
                                                          -------

TOTAL ASSETS                                        $   3,271,836
                                                    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $     516,489
  Payroll taxes payable                                    10,403
  Other                                                     6,131
  Current maturities of long-term liabilities             524,863
                                                          -------
          TOTAL CURRENT LIABILITIES                     1,057,886
LONG-TERM LIABILITIES                                      47,708

TOTAL LIABILITIES                                       1,105,594

STOCKHOLDERS' EQUITY
  Common stock, Class A, $0.06 par value; authorized
  47,000,000 shares; 4,505,959 issued and outstanding     270,358

  Common stock, Class B, $0.005 par value; authorized
    3,000,000 shares; 1,280,000 issued and outstanding      6,400

  Additional paid-in capital                            9,785,220
  Deferred compensation                                  (225,000)
  Valuation allowance                                    (425,000)
  Accumulated deficit                                  (7,245,736)
                                                       ----------
          TOTAL STOCKHOLDER'S EQUITY                    2,166,242
                                                       ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   3,271,836

                                                    =============


                 See notes to consolidated financial statements.

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                            MARCH 31,                     MARCH 31,
                                            ---------                     --------
                                     1997              1996          1997         1996
                                     ----              ----          ----         ----

INCOME:
  Merchandise and service income    $ 478,216       $ 12,952      $ 522,121     $  83,610
  Royalty income                          350          1,388          5,977        12,447
  Advertising income                        0            250              0         1,450
  Other income                              0      1,000,576        179,745     1,001,726
                                      -------      ---------        -------     ---------
          TOTAL INCOME                478,566      1,015,166        707,843     1,099,233
                                      -------      ---------        -------     ---------

COSTS AND EXPENSES:

  Cost of goods and services          323,601         16,100        348,840        65,582
  Selling, General and administrative 588,183        289,826      1,244,166     1,107,341
  Depreciation and amortization        69,193         53,369        178,016       159,552
                                       ------         ------        -------       -------
                                      980,977        359,295      1,771,022     1,332,475
                                      -------        -------      ---------     ---------

OPERATING INCOME (LOSS)              (502,411)       655,871     (1,063,179)     (233,242)
                                     ---------       -------     -----------     ---------

INTEREST INCOME                             0              0          1,218         1,573
INTEREST EXPENSE                        4,534         25,482         16,094        47,052
                                        -----         ------         ------        ------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                       $(506,945)     $ 630,389    $(1,078,055)    $(278,721)
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS                               0         95,111        342,938       164,173
                                    ---------         ------        -------       -------

NET INCOME (LOSS)                   $(506,945)     $ 725,500    $  (735,117)    $(114,548)
                                    =========      =========    ===========     =========

PROFIT (LOSS) PER COMMON SHARE

 Profit (Loss) from continuing
   operations                          ($0.10)         $0.09          (0.30)       ($0.03)
 Profit (Loss) from discontinued
   operations                               0          $0.03           0.09         $0.02

 Net Profit (Loss) Per
   Common Share                        ($0.10)         $0.12          (0.20)       ($0.01)

Weighted average number of
   shares used in calculation       5,028,433     11,804,011      3,643,348    10,535,407
                                                      **                           **

 ** Reflects number of shares prior to 1:12 stock split Nov. 1996.


                 See notes to consolidated financial statements

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 1997                  1996
                                                 ----                  ----
CASH FLOWS PROVIDED BY OPERATIONS
  Net Loss                                   $ (735,117)           $ (114,548)
  Write-down of Accounts Payable                                      298,042
  Common stock issued as compensation           700,000
  Common Stock issued in lieu of cash           709,000                31,818

  Depreciation & amortization                   178,016               325,880
                                                -------               -------
                                                851,899               541,192
                                                -------               -------

Change in assets and liabilities:
  (Increase)/Decrease in restricted cash         54,000                (3,651)
  (Increase)/Decrease in accounts receivable    (31,662)              263,685
  (Increase)/Decrease in inventory                    0               (10,200)
  (Increase)/Decrease in loan to officer        (96,000)              (85,800)
  (Increase)/Decrease in notes receivable             0                12,278
  (Increase)/Decrease in deferred expenses
     and other assets                          (787,014)           (1,287,120)
  (Increase)/Decrease in intangible assets     (688,333)

  Increase/(Decrease) in accounts payable
     and accrued expenses                         1,934              (647,713)
  Increase/(Decrease) in payroll
     taxes payable                              (21,885)             (152,805)
  Increase/(Decrease) in other liabilities      (35,824)              135,336
                                                -------               -------

Cash provided (used) by operations             (752,885)           (1,234,798)
                                               --------            ----------

CASH USED IN INVESTING ACTIVITIES
  Investment in holding company                       0               (10,000)
  Acquisition of furniture, equipment, and
   leasehold improvements                       (44,715)              (18,086)
                                                -------               -------

CASH PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock from treasury            144,020               692,500
  Proceeds from notes and loans payable         559,613               810,030
  Repayment of notes and other liabilities     (415,326)             (168,246)
                                               --------              --------

NET INCREASE (DECREASE) IN CASH                (509,293)               71,400

CASH - Beginning of period                      538,942                 2,574
                                                -------                 -----

CASH - End of period                           $ 29,649              $ 73,974
                                               ========              ========



                 See notes to consolidated financial statements

                 PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES

                          Notes To Financial Statements
                                   (Unaudited)

1.    Basis of Presentation

Reference is made to the Company's Consolidated financial statements as of June 30, 1996 and for the fiscal year then ended, filed with the United States Securities and Exchange Commission for a complete discussion of the Company's significant accounting policies and other matters.

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of March 31, 1997, and results of operations for the three and nine months then ended.

In January, 1997, the Company purchased for shares, the Entertainment Division of U.S. Transportation Systems Inc. This Division includes the companies:
Downtown Theatre Ticket Agency, Inc. (now known as "Manhattan Concierge"), Advance Entertainment Chicago, Inc., and Premier Box Office. Together, these units provide theatre, sports and special events tickets and concierge services. The Company intends to incorporate this value-added service into the expanding menu offerings of its' member stores.

In consideration of the sale, the Company paid to USTS, 850,000 of its common shares with buy-back options at small premiums. The right to repurchase shares by the Company at 1.15 terminates at the end of the twenty fourth month.

This sale was concluded free of receivables and payables. As such, the excess of share value over tangible assets was booked to goodwill. Goodwill has been amortized over ten years.

On April 30, 1997, the Company acquired for shares, Rapid Delivery Services of NY, Inc. (RDS), and World-Wide Logistics Service, Inc. (WWL). RDS offers same-day delivery service for critical shipments within the eastern United States and next-day delivery to the rest of the the country. WWL offers a single source solution for transportation and logistics management from point of origin to point of consumption.

The purchase price was $350,000 worth of the Company's stock (restricted) valued at the average bid price for 5 days prior to the closing, to be delivered in four equal installments, the first at the closing and the other three at four month intervals thereafter.

The Company also has the right, for eighteen months, to repurchase all or part of the shares at the value expressed above, plus 10%.

The effects of the Rapid / World-Wide acquisition have not been included in the financial statements of this period under review.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview:
The business of Packaging Plus has undergone a major transition since its emergence from reorganization as a franchisor only on May 14, 1994.

Management  has  developed  new  ancillary   businesses  to  support  its  trade
association which is a development of the Company's former core business of franchising.

Management is now concentrating on the raising of new capital and focusing on new ventures, including APAC (Association of Packagers and Carriers), its' multi-faceted association of packaging centers nationwide connected through the World Wide Web.

In January, 1997, the Company purchased for shares, the Entertainment Division of U.S. Transportation Systems Inc. This division is estimated to contribute revenue of approximately $4.3 million to the Company within its first calender year.

On April 30, 1997, the Company acquired for shares, Rapid Delivery Services of NY, Inc. and World-Wide Logistics Service, Inc. These divisions are expected to contribute annual revenue of close to $1 million initially.

Management   views  this  year  as  a  period  of  acquisition   and  synergetic
development, and anticipates growth based upon its decision to concentrate on core business development through APAC in particular.

      The Association of Packagers and Carriers (APAC): Private postal and business service centers form a highly fragmented cottage industry. This industry generates over $5 billion in sales and consists of more than 15,000 independent operators. PKGP believes that there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. APAC members will be connected to other members and APAC Headquarters via the APAC Web Site (www.useapac.com) or by telephone at "1-888-USE-APAC". The APAC Web Site will be utilized not only by members but also by the general public. Only one APAC store per Zip Code will be accepted, thus creating competition and internal quality control standards.

      APAC is an association formed to create a long overdue and needed profitable partnership between packaging store owners and carriers, similar in theory to FTD. APAC will provide store owners with a variety of cost-effective services and products to increase their profitability, while they still maintain their local identities or franchise loyalties. APAC will provide consumers nationwide with a feeling of quality assurance when they frequent an APAC location.

      Images Design and Marketing: In 1994, management acquired an advertising agency, Images Design & Marketing. This agency is the in-house marketing and promotional department of the Company while simultaneously serving third party clients. Images occupies space in the same building the Company leases. By utilizing this arrangement, management expects to achieve substantial cost savings on its promotional programs and marketing support of its other subsidiaries. Management expects to reduce the cost of development of marketing and promotional programs for the Service Centers, thereby maximizing promotion of the Packaging Plus and APAC names and trademarks.

      Management expects to reduce advertising expenditures for APAC Members through group buying discounts and eliminating the "agency commissions" paid to an ad agency by printers and sources of media. Typically, printers of promotional material and media outlets such as newspapers, magazines and radio escalate costs on infrequent users.

      Manhattan Concierge: The acquired Entertainment Division consists of six companies and divisions that provide New York theater, sports and special events ticket and concierge services. Five of the units are licensed theatre agencies specializing in the retail sale of theatre, sports, and other tickets in New York and Chicago. Another unit, New York Concierge, provides customized package tours including tickets, transportation, dining, lodging and other concierge amenities. These services are marketed through toll-free phone numbers (888-NYSHOWS, 8006TIXNOW, 800-NYSHOWS and 800-THE-SHOW). In addition, PKGP plans to design and implement an Internet web site for the facilitation of these services.

      These agencies are nationally promoted sources for high visibility venues such as the Olympics, U.S. Open, Super Bowl and the World Series. They have been serving corporate and individual clients throughout the United States for over fifty three years. PKGP will incorporate this value-added service into APAC's expanding menu of offerings to its' member stores while attempting to increase its own business presence in the overall industry.

      Rapid/World-Wide: The acquired Rapid Delivery Services (RDS) offers same day delivery service for critical shipments within the eastern United States and next day delivery to the rest of the country. Worldwide Logistics Services offers a single source solution for transportation and logistics management from point of origin to point of consumption. They will both additionally provide these services within the PKGP family in general, and to APAC stores in particular. Their staffing strengthens PKGP's team for additional shipping target companies.

      UniqueNet:  In 1996, the Company  launched its venture  called  UniqueNet.
UniqueNet is an interactive, specialty gifts Web Site on the Internet's WorldWide Web (UniqueNet.Com). The Web Site showcases the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site are able to view, select and purchase products through their personal computer using an on-line order form or regular mail. The line of products will be expanding rapidly as new products are introduced. World-Wide Logistics will be supervising the delivery process of this division worldwide.

UniqueNet and its products will become will become part of APAC for the benefit of its members and customers. Members will be able to order promotional items, products for sale within their store, merchandise for customers, and APAC garments for themselves.

      With the number of users of the Internet now estimated at between 35-40 million, and growing at 1.5 million a month, the Internet is experiencing one of the most explosive growth rates ever seen for an emerging technology--surpassing even that of the personal computer industry of the early 1980's. This UniqueNet electronic store may be visited by consumers as well as APAC Members.

      Logistics: The Company's logistics subsidiary, Packaging Plus Services Logistics, Inc., is an integrated logistics provider. Logistics services are provided internally by the Company and, as needed, by contracted vendors. The Company's logistic services include home delivery sales, packaging and shipping, fulfillment, warehousing, distribution and consolidation. The Company aggressively pursues accounts with major national and regional retailers and provides support for APAC Members who need help with a "lead" in their Zip Code. PKGP Logistics will be combined with World-Wide Logistics under the name World-Wide Logistics.

      Future Projects: Three specific projects are being worked on by the Company.

      1.   Warehouse Distribution
           APAC stores control their ZIP CODE. Direct marketers and product suppliers such as Home Shopping Network presently operate their own fulfillment center. APAC offers individual warehouses for each Zip Code in United States for catalogue and Internet users. This futuristic expectation is one of APAC's longer term goals.

      2.   Suitcase Movement
           APAC stores could provide bar-coded suitcase movement in the same manner as we routinely overnight small packages today.

      3.   APAC Global Express (TM)
           APAC Global Express is an international delivery system planned for the exclusive use of APAC members and APAC Internet customers. This international discounted service will be, on average, 30% less expensive than traditional carriers. This program, or its equivalent, is scheduled for 1997.

Results of Operations -- Three months

Three months  ended March 31, 1997,  as compared to the three months ended March
31, 1996:

                                                       Three Months Ended
                                                            March 31,
Revenues                                              1997             1996
--------                                              ----             ----
Royalty                                         $      350        $    1,388
Merchandise and service                            478,216            12,952
Advertising                                            -0-               250
Other                                                  -0-         1,000,576
                                                   -------         ---------
                                                $  478,566        $1,015,166
                                                ==========        ==========

Cost of Revenues
----------------
Merchandise and services                           323,601            39,240
Advertising                                            -0-           (23,140)
Other                                                  -0-               -0-
                                               -----------          --------

                                                $  323,601        $   16,100
                                               ===========        ==========


Results of Operations -- Nine months

Nine months ended March 31, 1997, as compared to the nine months ended March 31, 1995:

                                                       Nine Months Ended
                                                            March 31,
Revenues                                              1997             1996
--------                                              ----             ----
Royalty                                         $    5,977        $   12,447
Merchandise and service                            522,121            83,610
Advertising                                            -0-             1,450
Other                                              179,745         1,001,726
                                                ----------        ----------
                                                $  707,843        $1,099,233
                                                ==========        ==========

Cost of Revenues
----------------
Merchandise and services                           348,840            82,511
Advertising                                            -0-           (22,596)
Franchising                                            -0-             5,667
                                               -----------        ----------
                                               $   348,840        $   65,582
                                               ===========        ==========

Packaging Plus Services, Inc. (PKGP), is an integrated business service conglomerate. Its' principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc., Rapid Delivery Services of NY, Inc., Manhattan Concierge, World-Wide Logistics, Inc., Images Design and Marketing, and UniqueNet. PKGP's existing franchise network and Company-run stores presently consist of retail franchise outlets located in the Northeast region of the United States. PKGP suspended the sale of new franchises in 1995 to focus on the development of the Association of Packagers and Carriers.

During this period, Images Design and Marketing continues to operate as an "in-house" advertising arm for Packaging Plus Services, Inc., in preparing for and setting up advertising related to the Company's new ventures.

During the three months ended March 31, 1997, the Company's operations generated total revenues of $478,566 from the abovementioned operations. For the nine month period, $707,843 was generated, $179,745 of which was non-recurring income. For the similar period in 1996, non-recurring income accounted for the bulk of the revenue generated. The influx in the current three month period is indicative of the income-generating divisions starting to come online.

Selling, general and administrative expenses were approximately $588,000 for the three months ended March 31, 1997 while for the similar period in 1996 this amount was approximately $290,000. In 1996, the company was exercising continuing cost cutting during a transitionary period. For 1997, S.G.&A expenses were increased as a result of i) the build-up of the Entertainment Division, including the preparation of their moving to new premises; ii) the takeover of Rapid / World-Wide and iii) additional administration costs related to another pending takeover.

Discontinued Operation -- By the end of June 1995, the Company phased out the business of its subsidiary, Pinnacle Direct Marketing, Inc. The results of the discontinuance of this operation have been reported separately as Discontinued Operation in the Consolidated Statement of Operations since then. The following table reflects the components of this discontinued operation for the periods ended March 31, 1997, and 1996. There was no activity for the current period - see note below.

                                                       Three Months Ended
                                                            March 31,
                                                      1997             1996
                                                      ----             ----
      Income                                    $      -0-       $  (18,490)
      Cost and Expenses                                -0-         (113,601)
                                                                 -----------

      Earnings (loss) from
        discontinued operation                  $      -0-       $   95,111
                                                ==========       ==========


                                                       Nine Months Ended
                                                            March 31,
                                                      1997             1996
                                                      ----             ----
      Income                                    $    2,530)      $   (9,489)
      Cost and Expenses                           (345,468)        (173,661)
                                                ----------       ----------

      Earnings (loss) from
        discontinued operation                  $  342,938       $ (164,172)
                                                ==========       ===========


On November 18, 1996, Pinnacle Direct Marketing, Inc. which had been a discontinued subsidiary operation for 1 1/2 years, filed a Chapter 7 petition.

Liquidity and Capital Resources

During the nine months ended March 31, 1997, the Company's cash position decreased by approximately $510,000. Approximately $700,000 of common stock was issued for compensation and $709,000 for acquisition, largely offset by an increase in intangibles. Approximately $753,000 was used in operating activities, approximately $415,00 was used in the repayment of notes and other liabilities; $71,000 of which was used to reduce payroll taxes in accordance with the payout schedule agreed to between the I.R.S. and the Company, which scheduled amounts were substantially paid within the quarter, but were completely paid off in April. Amounts of approximately $144,000 in equity capital, and $560,000 in debt capital, were raised during the period. $175,000 of debt capital was collateralized by 1,325,000 of the Company's shares issued as restricted stock.

Until APAC is fully operational, and the Entertainment Division has been fully integrated into its' overall operations, the Company faces a situation whereby it needs to raise additional cash. On June 4th, a $14 million lending facility was announced to the public. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

Management is further continuing efforts to increase working capital through convertible subordinated debt and additional equity infusions, as well as possible acquisitions.

PART II -- OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

                  The  Company  has   commenced   litigation   against   sixteen
                franchisees for non-payment of royalties to the Company. The total amount sought in the suits exceeds $500,000, including interest and attorneys' fees.

               The Company has recently settled a litigation involving a former business unit of the Company. The settlement calls for seven payments by the Company, each payment to be made at two month intervals, of approximately $38,000 for each payment. The first payment has already been made.


Item 2.    CHANGES IN SECURITIES -- NONE

Item 3.    DEFAULTS ON SENIOR SECURITIES -- NONE

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE

Item 5.    OTHER INFORMATION -- NONE

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K --

                Current report filed on Form 8-K dated January 7, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PACKAGING PLUS SERVICES, INC.


                                            /s/ Richard A. Altomare
                                            Richard A. Altomare, President
                                            as Registrant's duly authorized
                                            Chairman of the Board.

Dated: June 10, 1997