Form 10KSB
period 1997-06-30
PACKAGING PLUS SERVICES INC
filed 1997-12-18
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 1996 TO JUNE 30, 1997
                                       .
                         Commission file number 0-18094

                          PACKAGING PLUS SERVICES, INC.

                      A Nevada Corporation ID.# 11-2781803

               20 South Terminal Drive, Plainview, New York 11803

        Registrant's telephone number, including area code (516) 349-1300

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                 CLASS A COMMON STOCK PAR VALUE $0.06 PER SHARE

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         State issuer's revenues for the period:     $1,397,744

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 30, 1997, $4,306,152 (based on 5,991,168 shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock).

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X__ No____

         The registrant had 4,251,418 shares of its $.06 par value Class A Common Stock issued and outstanding as of June 30, 1997 and 1,280,000 shares of Class B Common Stock.

         Total number of sequentially numbered pages in this document:  (25).

         Documents Incorporated by Reference: None.

                                     PART I
                                     ------

                                     ITEM 1
                                     ------

                             DESCRIPTION OF BUSINESS

HISTORY
-------

         The Company was originally incorporated in the state of Nevada on April 6, 1983.

         Packaging Plus Services, Inc. (PKGP) is an integrated business service conglomerate. Under the direction of Mr. Richard Altomare, PKGP has undergone a major transition since it emerged from reorganization on May 11, 1994. Management has developed and acquired ancillary businesses from its former single core business of franchising.

         The Company is focusing on its present acquisition ventures and its Association of Packagers and Carriers (APAC), and expanding the Company's presence in the private postal and international shipping industries. APAC is an association with the goal of unifying and organizing independent and franchised postal stores nationwide. The Company is also active in acquiring businesses that complement and improve APAC.

                         THE BUSINESS OF THE CORPORATION

         PKGP's principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc., Packaging Plus Services Logistics, Inc., Images Design and Marketing, UniqueNet, Manhattan Concierge, Office Quick and Rapid Delivery Services.

Management is continually concentrating on the raising of new capital and focusing on new acquisition ventures; APAC is a multi-faceted association of packaging centers nationwide connected through the World Wide Web.

During September of 1997 PKGP agreed to acquire Office Quick, a postal and service center including copying, access to computers, printing, the Internet and other related communications. Office Quick President Nick Deleone, was formerly Mail Box Etc.'s number one franchisee in sales for seven of ten years from 1984 to 1993, and in 1988 received the "Individual Franchisee of the Year" award. Mr. Deleone has become APAC's new President and CEO, and will assist APAC store owners to increase their sales volume and APAC profitability.

In January of 1997, the Company purchased the Entertainment division of U.S. Transportation Systems, Inc. The division consisted mainly of: Downtown Theatre Ticket Agency, Inc., or Advance Entertainment (now known as "Manhattan Concierge"), which provide theater, sports and special events tickets and concierge services. The Company intends to incorporate this division into its expanding list of services to the members of APAC. These services are marketed through toll-free phone numbers (1-888-NYSHOWS, 1-800-NYSHOWS AND 1-800-THE-SHOW).

These concierge agencies are nationally promoted sources for high visibility venues such as the Olympics, U.S. Open, Super Bowl and the World Series. They have been serving corporate and individual clients throughout the United States for over fifty-three years. PKGP will incorporate this value-added service into APAC's expanding menu of offerings to its members stores while attempting to increase Manhattan Concierge's own business presence in the entertainment industry. Its most recent two (2) year contract with MBNA credit card holders supports that direction.

On April 30, 1997, the Company acquired Rapid Delivery Services of NY, Inc. ("RDS"). RDS offers same-day delivery service for critical shipments within the Eastern United States and next-day delivery to the rest of the country.

In 1994, the Company acquired an advertising agency, Images Design & Marketing (Images). This agency is the in-house marketing and promotional department of the Company while simultaneously serving third party clients. The service of Images will be primarily utilized to maximize the Packaging Plus and APAC names and trademarks. Images is also expected to reduce advertising costs for APAC members by eliminating the "agency commissions" paid to an advertising agency by printers and other sources of media.

The Company announced in November, 1997, the non-completion and termination of any further negotiations of the Skynet Holdings transaction previously publicized. Continued discussions are on-going in the international shipping industry.

Also in November, 1997, the Company announced the signing of a letter of intent to purchase Vallerie's Transportation Services, Inc., a $30,000,000 regional transportation company with 300 employees and in excess of $3,000,000 in assets, including equipment.

         THE ASSOCIATION OF PACKAGERS AND CARRIERS (APAC): Private postal and business service centers form a highly fragmented cottage industry. This industry generates over $6 billion in sales and consists of more than 15,000 independent operators. PKGP believes that there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. APAC members will be connected to other members and APAC Headquarters via the APAC Web Site (www.useapac.com) or by telephone at "1-888-USE-APAC". The APAC Web Site will be utilized not only by members but also by the general public.

Only one APAC store per Zip Code will be accepted, thus creating competition and internal quality control standards.

         APAC is an association formed to create a long overdue and needed profitable partnership between packaging store owners and carriers, similar in theory to FTD. APAC will provide store owners with a variety of cost-effective services and products to increase their profitability, WHILE THEY STILL MAINTAIN THEIR LOCAL IDENTITIES OR FRANCHISE LOYALTIES. APAC will strive and advertise to provide consumers nationwide with a feeling of quality assurance when they frequent an APAC location.

               SERVICES OFFERED TO APAC MEMBERS & STRATEGIC GOALS

         APAC has been formed to create a value added association among packaging and shipping centers as well as the actual carriers of freight worldwide.

         In return for a low monthly membership fee, APAC offers a unique combination of value-added services. A list of immediate and future benefits for association members will include:

IMMEDIATE BENEFITS:

                  Savings on shipping prices through quantity discounts Centralized billing to lower certain costs
                  Pre-paid discounts on shipping
                  Professional theme coordinated advertising programs
                  APAC Web Site linking all members with outside customers E-mail customer leads
                  Scholarship Programs for members' children
                  Packaging education programs
                  Organized conventions
                  APAC health/ dental insurance
                  APAC shipping insurance
                  Computer software/ hardware, Sales and consulting
                  Shipping hot line and tracking for customers
                  Continual development of new profit centers
                  Quality control for member and customer benefits
                  Affordable legal representation
                  National customer service satisfaction department
                  Political lobbying
                  Stock option plan
                  Vacation of the month program
                  Discounted air cargo/ next day worldwide rates
                  Discounted copier and/or fax, postal meter leasing programs Discounted long distance rates
                  Discounted printing programs
                  Discounted van and equipment leasing program

FUTURE BENEFITS should include but not be limited to: mail order contracts for individual stores, national moving preparation program, direct access to packing supplies, audio- visual training, electronic car/ truck rental, package x-ray machines, national television advertising, auto club, video conferencing, bar-coded luggage national pick-up program, advertising revenues directly from carriers.

This  value-added  Association  is expected  to  revitalize  the private  postal
industry   and  position   itself  for   additional   acquisitions   within  the
transportation industry that benefit its members' collective strength.


             ADDITIONAL SUPPORT AND SERVICES OFFERED TO APAC MEMBERS

         The Company provides valuable services to the APAC member to help ensure its success. These include:

BUSINESS DEVELOPMENT SEMINARS: The Company organizes business development seminars for its members. These seminars cover the latest trends and products in the industry and to assist members in the development of new products and services. Through the APAC Web Site, members are able to take educational courses during down time or after store hours. Initial courses are Running Your APAC Store, APAC Customer Relations, How To Get Customers and Maximizing Your Profit Center. Complete training manuals are also available on their APAC Web Site.

MARKETING SUPPORT: The members benefit from a multifaceted marketing program. Starting with the training program, Service Center owners are continually educated in a variety of ways to aggressively promote their business. Ongoing support programs take many forms. Professionally designed advertising materials are produced by the in-house advertising agency, IMAGES DESIGN AND MARKETING, and are supplied to the Service Centers. Additionally, members may have their own advertising material prepared by the Agency at considerably less cost than would otherwise be available to them. The advertising agency is also available to advise individual Service Centers regarding their choice of media. Periodic company-wide and regional marketing seminars are held to facilitate the free flow of marketing ideas from one center to another as well as advancing new and different marketing techniques. Through the use of a public relations firm, Centers are aided in achieving local unpaid media coverage. Periodic matching advertising programs are employed to assist the Service Center's ability to secure advertising, particularly during off peak periods.

TECHNICAL ASSISTANCE: The Company maintains a toll-free "Help Line" that members can utilize to solve operational problems. Most Corporate information will be sent via E-Mail and members can use this as a primary means of communication, although traditional means are available. The APAC Web Site will be cost saving and time efficient.

PACKAGE INSURANCE: Management is in negotiation with a major industry insurer and expects to begin offering members the ability to insure packages sent by common carrier rather than utilize the common carrier's insurance exclusively. Currently, shipping charges include insurance for the first $100 in value of a shipped item. Insurance over this value is purchased at the rate of $.30 per $100 of value. The Company intends to create a self insurance reserve and offer package insurance to the members at a discount to common carrier rates.

HEALTH INSURANCE: The Company is in continued discussions with several major insurance companies regarding the initiation of group policy coverage for the health insurance needs of members and their employees. The Company is currently waiting for formal proposals from these carriers. The Company expects to offer this coverage industry wide. Management believes that this will be the first inclusive program of its type offered in its industry.

GENERATION OF BUSINESS: Management is in the process of developing businesses that will channel packaging and distribution business to the members. If successful in this effort, the Company will have the ability to provide the member with a minimum level of new business each month.

INDUSTRY CONSOLIDATION: Management believes that the private postal and business service center industry is highly fragmented with an excess of 15,000 independent operators. Management believes that there is a significant growth opportunity in pursuing these independent operators. The Company's strategy for attracting these independent or franchise operators would focus on the national name recognition and campaign for the APAC organization. The benefits of being a member and utilizing discounts on supplies and services available through APAC affiliation is critical for the stores' growth.

APAC APPAREL PROGRAM: Members can choose from a variety of garments embroidered with the APAC logo. Individual store owners will be encouraged to wear the APAC logo. The industry needs a consistent symbol that customers perceive as trustworthy, honest, and friendly, with excellent service. The Association would like all members to exceed customer and industry expectations!

         CUSTOM CORRUGATED BUSINESS:
An exciting opportunity has presented itself to the newly formed Custom Corrugated Business. This opportunity is the creation of a complete, full service corrugated box manufacturing operation. This core business will lend itself to expand our customer base and "trim out" a new and enhanced market. Equipment has been identified and poised for its conception.

APAC stores use basic corrugated, and buy individually paying above market prices. Through the Association of Packagers and Carriers and Rapid Delivery Service, cost to these stores may be cut by volume purchasing, and a new market created for customized box making for smaller orders. APAC stores provide an additional benefit to our corporation by each becoming a potential salesperson. With minimal training, APAC store owners can enhance their earnings by selling customized corrugated to their customers, creating a huge network sales force with small sales overhead to Custom Corrugated.

         IMAGES DESIGN AND MARKETING: In 1994, management acquired an advertising agency, Images Design & Marketing. This agency is the in-house marketing and promotional department of the Company while simultaneously serving third party clients. Images occupies space in the same building that the Company leases. By utilizing this arrangement, management expects to achieve substantial cost savings on its promotional programs and marketing support of its other subsidiaries. Management expects to reduce the cost of development of marketing and promotional programs for the Service Centers, thereby inexpensively maximizing promotion of the Packaging Plus and APAC names and trademarks.

         Management expects to reduce advertising expenditures for APAC Members through group buying discounts and eliminating the "agency commissions" paid to an ad agency by printers and sources of media. Typically, printers of promotional material and media outlets such as newspapers, magazines and radio escalate costs more for infrequent users.

         RAPID DELIVERY SERVICES: The acquired Rapid Delivery Services (RDS) offers same day delivery service for critical shipments within the eastern United States and next day delivery to the rest of the country.

         UNIQUENET: In 1996, the Company launched its venture called UniqueNet. UniqueNet is an interactive, specialty gifts Web Site on the Internet's WorldWide Web (UniqueNet.Com). The Web Site will showcase the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site will be able to view, select and purchase products through their personal computer using an on-line order form or regular mail. The line of products will be expanding rapidly as new products are introduced. A retail partner is presently being examined.

                                   COMPETITION

         The Company, when it only franchised, previously viewed its competition to be chains of neighborhood packaging and business service centers, the U. S. Postal Service and even at times, carriers such as United Parcel Service and Federal Express; however, with the establishment of APAC, it now works to assist its previous "competitors". Although these "competitors" do not provide the full breadth of services that APAC Membership provides, they all offer services that APAC stores sell to the public.

         The Company further believes that the maturation of APAC will strengthen the profitable atmosphere in the cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independents from properly promoting their services. Individual store failures are far too great in this industry without a cohesive trade association. The ability of APAC to create a nationally accepted private postal industry that the American public will embrace and trust should make this a viable industry. The Company feels it can convince the independent and nationwide franchisors that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership.

                               INDUSTRY BACKGROUND

         The future of the industry lies predominately in the international business community and domestic acceptance of a private postal stores. As the world moves towards a Global Economy and trade tariffs begin to break down, new shipping markets and opportunities will be developed and the key ingredients underlying these developments will be transportation and outlets for carriers as well as fulfillment for direct marketing products.

         The transportation industry has already developed the necessary infrastructure and continues to grow. The missing ingredients needed to make this industry improve are packaging, logistics and residential locations. United Parcel Service, Federal Express, American Airlines Cargo and all other carriers, are primarily in the shipping business, not concentrating on packaging, business support services, and consumer outlets.

         A nationwide organized packaging network can become a key player in the Global Economy. The Company has positioned itself to be that public player in this lucrative market. Control of the outlets' shipping choices and residential pick-up capability increases company presence and importance.

         From 1980 to 1996, U.S. Postal Service mail volume increased over 40%. During the same period, the U.S. Postmaster General reports that the number of U.S. Post Offices, branches and stations registered a decline from 30,326 to 26,210. Due to high labor costs of staffing additional facilities and the continuing pressure on the U.S. Congress to reduce government subsidies, such as those provided to the U.S. Postal Service, the Company believes it is unlikely that the number of U.S. Post Offices, branches and stations will increase substantially in the foreseeable future. APAC stores could contract their services to the Post Office or any International carrier. The Company believes that long waiting lines and limited shipping options are commonplace in most U.S. Post Offices, and that in many areas there is a shortage of post office boxes. Members of APAC provide the public with a complement to U.S. Post Offices for many retail postal services. In addition, Service Centers offer individuals and business customers a variety of personal, business and communications services and merchandise.

         FUTURE PROJECTS:
         ----------------

                  WAREHOUSE DISTRIBUTION
                  APAC stores control their individual ZIP CODE. Direct marketers and product suppliers such as Home Shopping Network presently operate their own fulfillment centers. APAC then offers individual warehouses for EACH ZIP CODE in United States for catalogue and Internet shoppers. This futuristic expectation is one of APAC's longer term goals.

                  SUITCASE MOVEMENT
                  APAC stores could provide bar-coded suitcase movement in the same manner as we routinely now overnight small packages today.

                  APAC GLOBAL EXPRESS (TM)
                  APAC Global Express is an international delivery system planned for the exclusive use of APAC members and APAC Internet customers. This international discounted service will be, on average, 30% less expensive than traditional carriers. This program is scheduled for December of 1998.

                                   MANAGEMENT

         Mr. Richard A. Altomare has been President and CEO of PACKAGING PLUS SERVICES since May 1992. Mr. Altomare, a reorganization specialist and investor, took control of PACKAGING PLUS SERVICES in December 1991. He directs the Company, and has built (and is continuing to build) a multi-faceted Company foundation for future growth in the global marketplace. He envisions a synergistic company capable of creating a profitable partnership between packaging store owners and carriers. He is responsible for the vision to lead the Company's advancement beyond the simple franchise organization concept to involve all packaging and postal centers into one worldwide organization.

         His future acquisitions and vision continually redefine the industry.

                          TRADE MARKS AND SERVICE MARKS

         The Company is the owner of trademarks and service marks for the names PACKAGING PLUS, ASSOCIATION OF PACKAGERS AND CARRIERS (APAC) AND UNIQUENET.

                                    EMPLOYEES

         As of June 30, 1997, the Company employed 40 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitiate its APAC and expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 1997 and beyond. The Company's Stock Option Plan provides for the issuance of up to 1.25 million shares of the Company's class A common stock.

                              WORK FORCE EXPANSION

To facilitate its APAC expansion plans, management expects to engage in significant hiring of management, sales, operational, and support personnel during 1997-8 as it relates to its acquisitions and mergers.

                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

         PKGP headquarters is approximately 15,000 square feet in Plainview, NY. The Company believes that this office space will adequately serve its foreseeable needs through the end of calendar 1998-99 and plans to purchase the entire building of 21,000 square feet for future expansion. The Company also maintains 6,000 sq. ft of office space in Manhattan for its Entertainment businesses.

                                     ITEM 3

                                LEGAL PROCEEDINGS

         The Company has commenced litigation against seventeen former franchisees for non-payment of royalties over a number of years and for failure to file monthly reports upon which royalties were based. It is anticipated that a portion of the total amount claimed will be eventually recovered. The total amount sought in the suits exceeds $400,000.

         The Company settled in April, a litigation involving the business of a former subsidiary. The settlement calls for monthly payments by the Company totaling $270,000, of which $150,000 has been paid, with four monthly payments remaining totaling $120,000.

         A claim for legal fees in the amount of $250,000 has been made by a law firm. This claim is fully disputed by the Company.

         The Company is also involved in a few small lawsuits with vendors and suppliers and claims for fees of certain professionals. These claims are all disputed by the Company. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

                                     ITEM 4

                  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No meeting of shareholders was held during the year.



                                     PART II

                                     ITEM 5

                           MARKET FOR COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock has been trading under the symbol "PKGP" on the automated quotation system maintained by the National Quotation Bureau, Inc., (the "Bulletin Board") since May 11, 1994. Prior to this date, the Company's common stock traded under the symbol "PPSSQ" on the Bulletin Board.

         The following table sets forth the range of high and low bid quotations on the Bulletin Board for the Common Stock during the quarterly periods of the Current Period. The source of these quotations is the National Quotations Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The quotations also reflect the 1:12 reverse stock split which was effected in November 1996.
                                               Bid
       Quarter Ended                  Low              High

         9/30/96                     $ 0.24           $ 0.45
        12/31/96                     $ 0.75           $ 3.00
         3/31/97                     $ 0.907          $ 2.625
         6/30/97                     $ 1.125          $ 2.00

         As of June 30, 1997, there were over 750 holders of record of the Company's Common Stock.

         The Transfer Agent and Registrar of the Company's Common Stock is OTC Corporate Transfer Service Co.

         No dividends have been declared in respect of the Company's Common Stock in the Current Period or in any of the prior two fiscal years. Although the Company is not prohibited from issuing dividends, the Company does not anticipate issuing any dividends in the foreseeable future.

                                     ITEM 6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

OVERVIEW:
--------

         The business of Packaging Plus has undergone a major transition since its emergence from reorganization on May 14, 1994.

         Management has developed new ancillary businesses to support its former core business of franchising.

         Management is now concentrating on the raising of new capital and focusing on new ventures, including APAC, its multi-faceted association of packaging centers nationwide connected through the World Wide Web.

         Management views this year as a period of transition and anticipates growth based upon its decision to concentrate on core business development through APAC in particular.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1997:
-------------------------------------------------------

                                                     TWELVE  MONTHS ENDED
                                                JUNE 30, 1997      JUNE 30, 1996
                                               -------------      -------------

REVENUES:
---------
Merchandise & service sales                        1,212,022             93,520
Royalty                                                5,977             13,036
Advertising                                             --                1,450
Other income                                         179,745            486,727
                                                 -----------        -----------

                                                 $ 1,397,744        $   594,733
                                                 -----------        -----------

COSTS & EXPENSES:
-----------------

Cost of Goods Sold                                   834,766             76,725
Selling, General & Admin                           4,023,278          2,230,420
                                                 -----------        -----------

                                                 $ 4,858,044        $ 2,307,145
                                                 -----------        -----------
Loss from Continuing Operations
before Interest                                   (3,460,300)        (1,712,412)


Interest Expense - Net                               (34,244)          (169,440)
                                                 -----------        -----------

Loss from Continuing Operations                  $(3,494,544)       $(1,881,852)
                                                 -----------        -----------

TWELVE MONTH ANALYSIS
---------------------

         During the year ended June 30, 1997, the Company's continuing operations generated revenues of $1,397,744, compared to $594,733 in 1996, an increase of approximately $803,000. Gross income for 1997 increased to approximately $560,000, an increase of approximately $41,000 when compared to 1996.

         Selling, general and administrative expenses for continuing operations were approximately $4,023,000. Included in this amount is a write-down of the value of stock previously received for services in 1996, and which, pursuant to SAS 115, had been accounted for in a special reserve component of stockholders' equity, resulting in a charge of $425,000. Also included is approximately $100,000 of increased allowances for uncollectable accounts. Overall expenses also increased as a result of initially integrating the operations of acquired companies, and thereafter modernizing and streamlining them. This is an ongoing exercise.

         For the year ended June 30, 1997, the Company had overall operating losses of approximately $3,152,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the twelve month period ended June 30, 1997, the Company's cash position decreased by approximately $440,000 to $98,000. The Company's financing activities provided $1,650,000, while $2,090,000 was used in its operating and investing activities.

         Until APAC is fully operational, the Company faces a situation whereby it needs to raise additional cash. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

         Management is presently exploring methods to increase available credit lines as well as methods to increase working capital through convertible subordinated debt and additional equity infusions as well as purchasing operating subsidiaries.

                                     ITEM 7

                              FINANCIAL STATEMENTS

         The Company's audited financial statements for the Current Period are found on the next succeeding pages of this Report on Form 10-KSB.

PACKAGING PLUS SERVICES, INC.
AND SUBSIDIARIES

REPORT ON AUDITS OF FINANCIAL
STATEMENTS

YEARS ENDED JUNE 30, 1997 AND 1996

                 PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS





                                                                        PAGE
                                                                        ----

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS....................F-1

CONSOLIDATED BALANCE SHEETS..............................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS....................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..........................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS....................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................F-7

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Packaging Plus Services, Inc. And Subsidiaries

We have audited the accompanying consolidated balance sheets of Packaging Plus Services, Inc. and Subsidiaries as of June 30, 1997 and June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Plus Services, Inc. and Subsidiaries as of June 30, 1997 and June 30, 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's significant recurring operating losses raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note
3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ Feldman Radin & Co., P.C.
                                                   FELDMAN RADIN & CO., P.C.
                                                   Certified Public Accountants

New York, New York
October 31, 1997



                  PACKAGING PLUS SERVICES, INC.AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                                  JUNE 30,
                                                             1997          1996
                                                             ----          ----

CURRENT ASSETS:
     Cash                                                 $   97,738   $  538,942
     Restricted cash                                            --         54,000
     Accounts receivable, net of allowance
         for doubtful accounts of $190,000 and $67,500
         respectively                                        307,229      261,042
     Inventory                                                30,740       22,700
     Loan to officer                                         328,730      150,095
     Notes receivable, net of allowance for
         uncollectible notes of $161,000                      67,743       59,743
     Prepaid expenses and other current assets               143,957      212,058*
                                                          ----------   ----------
         Total current assets                                976,137    1,298,580
                                                          ----------   ----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation                                            308,334      270,622
                                                          ----------   ----------

OTHER ASSETS:
     Reorganization value of assets in excess of
     identifiable assets, net of accumulated
     amortization of $387,630 and $251,916                   562,370      698,084
     Goodwill, net                                           913,276         --
     Deferred financing costs and other                      180,418            1
                                                          ----------   ----------

                                                           1,656,064      698,085
                                                          ----------   ----------
                                                          $2,940,535   $2,267,287
                                                          ==========   ==========


* reclassified to conform to current years presentation

                 See notes to consolidated financial statements


                  PACKAGING PLUS SERVICES, INC.AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                       LIABILITES AND STOCKHOLDERS' EQUITY
                       -----------------------------------

                                                                           JUNE 30,
                                                                           --------
                                                                      1997            1996
                                                                      ----            ----

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $  1,350,463    $   760,650
     Payroll taxes payable                                             11,890         32,288
     Other                                                             26,395         41,985
     Notes payable                                                    611,199         30,000
     Convertible debentures                                           690,000           --
     Current maturities of long-term liabilities                      118,183        386,395
     Net liabilities of discontinued operations                          --          327,964
                                                                 ------------    -----------
         Total current liabilities                                  2,808,130      1,579,282
                                                                 ------------    -----------

LONG-TERM LIABILITIES                                                   8,900         27,083
                                                                 ------------    -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.06 par value; authorized 47,000,000
         shares, 4,251,418 and 1,654,956 shares issued and
         outstanding, respectively                                    255,085         99,297
Class B Common stock, $.005 par value; authorized 3,000,000
         shares, 1,280,000 and 1,500,000 shares issued and
         outstanding, respectively                                      6,400          7,500
     Additional paid-in capital                                    10,578,498      8,057,744
     Valuation allowance-equity securities                               --         (425,000)
     Accumulated deficit                                           (9,662,478)    (6,510,619)
     Deferred compensation related to stock isued for services     (1,054,000)      (568,000)*
                                                                 ------------    -----------
         Total stockholders' equity                                   123,505        660,922
                                                                 ------------    -----------

                                                                 $  2,940,535    $ 2,267,287
                                                                 ============    ===========

*reclassified to conform to current years presentation

                 See notes to consolidated financial statements

                 PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                    YEARS ENDED JUNE 30,
                                                    --------------------
                                                  1997                1996
                                                  ----                ----
INCOME:
         Ticket sales                           $ 1,026,987    $      --
         Merchandise and service sales income        66,391         93,250
         Delivery services                          118,644           --
         Royalty income                               5,977         13,036
         Advertising income                            --            1,450
         Other income                               179,745        486,727
                                                -----------    -----------
                                                  1,397,744        594,733
                                                -----------    -----------

COSTS AND EXPENSES:
         Cost of goods sold                         834,766         76,725
         Selling, general and administrative      4,023,278      2,230,420
                                                -----------    -----------
                                                  4,858,044      2,307,145
                                                -----------    -----------

LOSS FROM CONTINUING OPERATIONS                  (3,460,300)    (1,712,412)

INTEREST EXPENSE - NET                              (34,244)      (169,440)
                                                -----------    -----------

NET LOSS FROM CONTINUING OPERATIONS              (3,494,544)    (1,881,852)

INCOME FROM DISCONTINUED OPERATIONS                 342,685        115,041

NET LOSS                                        $(3,151,859)   $(1,766,811)
                                                ===========    ===========

(LOSS)/INCOME /PER COMMON SHARE*
         Loss from continuing operations        $     (1.29)   $    (1.85)*
         Income from discontinued operations           0.13          0.11 *
                                                -----------    -----------

          Net loss                             $     (1.16)   $     (1.74)*
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          2,710,918      1,018,542*
                                                ===========    ===========


* adjusted retroactively for 1:12 reverse stock split in 1997


                 See notes to consolidated financial statements.


                 PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------


                                               COMMON STOCK                 CLASS B STOCK
                                              ------------                  -------------           PAID-IN         ACCUMULATED
                                           # OF SHARES     AMOUNT      # OF SHARES      AMOUNT      CAPITAL           DEFICIT
                                           -----------     ------      -----------      ------      -------           -------

BALANCE - JULY 1, 1995                     6,915,829    $  34,579     1,500,000    $     7,500    $  4,942,273    $(4,743,808)

     Common shares issued
       for compensation and other
       expenses                            1,200,000        6,000          --             --           380,000           --

     Common shares issued for
       interest on promissory
       note                                  110,000          550          --             --            26,950           --

     Common shares issued for              3,749,945       18,750          --             --         1,458,523           --
     debt retirement
     Repurchase of common
       shares                             (1,877,746)      (9,389)         --             --          (576,611)          --

     Common shares issued                  9,761,439       48,807          --             --         1,826,609           --

     Amortization of deferred
       compensation                             --           --            --             --              --             --

     Valuation allowance - equity
       securities                               --           --            --             --              --             --

     Net loss                                   --           --            --             --              --       (1,766,811)

BALANCE - JUNE 30, 1996                   19,859,467       99,297     1,500,000          7,500       8,057,744     (6,510,619)

     Class B shares converted
       to common shares                      220,000        1,100      (220,000)        (1,100)

     Common shares issued for
       compensation and other
       expenses, prior to reverse
        stock split                        1,575,316        7,877                                      289,350

     Other common shares issued,
     prior to reverse stock split             14,000           70                                        4,248

     Reverse stock split
     of 1:12                             (19,863,033)

     Common shares issued for
     compensation and other
     expenses                              1,246,405       74,785                                   1,068,156

     Other common shares issued               87,583        5,255                                     169,834

     Amortization of
     deferred compensation                      --

     Reversal of valuation allowance -
     equity securities                          --

     Shares issued for acquisition
     of subsidiaries                       1,111,680       66,701       989,166      1,055,867

     Net loss                                   --           --            --             --              --       (3,151,859)

BALANCE - JUNE 30, 1997                    4,251,418    $ 255,085     1,280,000    $     6,400    $ 10,578,498    $(9,662,478)
                                         ===========    =========    ==========    ===========    ============    ===========


                                        VALUATION      DEFERRED
                                        ALLOWANCE    COMPENSATION     TOTALS
                                        ---------    ------------     ------
BALANCE - JULY 1, 1995                     --      $  (400,000)   $  (159,456)

     Common shares issued
       for compensation and other
       expenses                            --         (372,000)        14,000

     Common shares issued for
       interest on promissory
       note                                --                          27,500

     Common shares issued for              --                       1,477,273
     debt retirement
     Repurchase of common
       shares                              --                        (586,000)

     Common shares issued                  --                       1,875,416

     Amortization of deferred
       compensation                        --          204,000        204,000

     Valuation allowance - equity
       securities                      (425,000)          --         (425,000)

     Net loss                              --             --       (1,766,811)

BALANCE - JUNE 30, 1996                (425,000)      (568,000)       660,922

     Class B shares converted
       to common shares                                                --

     Common shares issued for
       compensation and other
       expenses, prior to reverse
        stock split                                   (140,000)      157,227

     Other common shares issued,
     prior to reverse stock split                                      4,318

     Reverse stock split
     of 1:12                                                          --

     Common shares issued for
     compensation and other
     expenses                                       (1,062,000)       80,941

     Other common shares issued                                      175,089

     Amortization of
     deferred compensation                             716,000       716,000

     Reversal of valuation allowance -
     equity securities                 425,000                       425,000

     Shares issued for acquisition
     of subsidiaries

     Net loss                              --             --       (3,151,859)

BALANCE - JUNE 30, 1997               $    --      $(1,054,000)   $   123,505
                                      =========    ===========    ===========


                 See notes to consolidated financial statements



                 PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                                                             JUNE 30,
                                                                                             --------
                                                                                      1997              1996
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                      $(3,151,859)   $(1,766,811)
                                                                                   -----------    -----------
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation and amortization                                            263,948        323,928
              Common shares issued for services rendered                               119,045        399,500
              Write down of net liabilities of discontinued operations                (327,964)          --

     Increase (decrease) in cash attributable to changes in assets and liabilities as follows:
              Decrease in accounts receivable                                            3,611        300,678
              (Increase) in inventory                                                   (8,040)       (10,200)
              (Increase) decrease in notes receivable                                   (8,000)        12,279
              (Increase) in loan to officer                                           (178,635)      (112,595)
              Decrease (increase) in other, primarily prepaid expenses                 708,975       (987,555)
              Decrease in other assets                                                    --          630,754
              Increase(decrease) in accounts payable and accrued expenses              589,813       (355,479)
              (Decrease) in  payroll taxes payable                                     (20,398)      (169,963)
              (Decrease) increase in other liabilities                                 (15,593)       143,445
                                                                                   -----------    -----------
                  Total adjustments                                                  1,126,762        174,792
                                                                                   -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                               (2,025,097)    (1,592,019)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                             (65,946)       (18,086)
                                                                                   -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                                  (65,946)       (18,086)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of convertible debt                                    509,584           --
     (Increase) decrease in restricted cash                                             54,000        (54,000)
     Proceeds from notes and loans payable                                             611,199      1,500,000
     (Increase) decrease in valuation allowance                                        425,000       (425,000)
     Repayments of notes and loans payable                                            (129,353)      (141,216)
     Repurchase of common stock                                                           --         (586,000)
     Issuance of common stock                                                          179,409      1,852,689
                                                                                   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,649,839      2,146,473
                                                                                   -----------    -----------

NET (DECREASE) INCREASE IN CASH                                                       (441,204)       536,368

CASH - BEGINNING OF YEAR                                                               538,942          2,574

CASH - END OF YEAR                                                                 $    97,738    $   538,942
                                                                                   ===========    ===========

         Supplemental disclosure of cash flow information:
         Cash paid for interest -                                                  $    35,594    $   171,843
         Non Cash Activity-See note 14 with respect to issuance of the company shares of common and class B common shares as compensation  for services rendered

                 See notes to consolidated financial statements.

                  PACKAGING PLUS SERVICES, INC AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JUNE 30, 1997 AND 1996
                       ----------------------------------

1. DESCRIPTION OF THE BUSINESS
   ---------------------------

     Packaging Plus Services, Inc. ("PKGP"), is an integrated business service conglomerate. Its' principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc. (APAC), Rapid Delivery Systems, Inc. (RDS) and PKGP's entertainment division which consists of Downtown Theatre Ticket Agency, Inc. (DTTA) and its subsidiaries. PKGP's primary focus is on the development of the Association of Packagers and Carriers (APAC) and new acquisitions which will strengthen its market position.

     On December 31, 1996, PKGP purchased all the outstanding shares of DTTA and its related entertainment subsidiaries and divisions in exchange for 850,000 shares of PKGP common stock. This transaction was completed pursuant to a Stock Purchase Agreement dated December 31, 1996 between U.S. Transportation Systems, Inc. (USTS) and PKGP. This acquisition was accounted for as a purchase. DTTA is in the entertainment services industry and resells tickets for theatre, sporting, music and other events.

The following table summarizes the acquisition:

Purchase price                                                 $  760,000

Net fair value of assets acquired                                  60,000
                                                                   ------
Cost in excess of net book value of assets acquired             $ 700,000
                                                                 ========

     On April 30, 1997, PKGP purchased all the outstanding shares of RDS and Worldwide Logistics Services, Inc. (WLS) in exchange for 239,000 shares of PKGP common stock. This transaction was completed pursuant to a Stock Purchase Agreement dated April 22, 1997 between RDS, WLS and PKGP. This acquisition was accounted for as a purchase. RDS and WLS provide package delivery services. Hereafter, PKGP, RDS, WLS, and DTTA are collectively referred to as the Company

The following table summarizes the acquisition:

Purchase price                                                   $ 295,867

Net fair value of assets acquired                                   49,767
                                                                  --------
Cost in excess of net book value of assets acquired              $ 246,100
                                                                 =========

Financial information of the acquired companies for periods prior to the date of acquisition are not available and henceforth the Company is unable to disclose the pro-forma operations of the Company as if the acquisitions had been consummated as of July 1, 1996 and July 1, 1995, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
   --------------------------------------------

a. BASIS OF PRESENTATION - The American Institute of Certified Public Accountants (AICPA) has issued Statement of Position 90-7 ("SOP 90-7") entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Pursuant to SOP 90-7, an entity whose plan of reorganization has been confirmed by the Bankruptcy Court and has thereby emerged from Chapter 11, should apply for a "fresh-start" reporting as of the confirmation date or as of a later date when all material conditions precedent to the plan of reorganization becoming binding are resolved.

The conditions an entity must meet in order to apply  fresh-start  reporting are
(1) the reorganization value of the emerging entity immediately before the date of confirmation must be less than the total of all post petition liabilities and allowed claims, and (2) the holders of existing voting shares immediately before confirmation must receive less than 50% of the voting shares of the emerging entity. Having satisfied both of these conditions, the Company has adopted fresh-start reporting effective March 31, 1994, which was considered the effective date of the Reorganization Plan for financial reporting purposes. Therefore, all assets and liabilities have been restated as of that date to reflect reorganization values, which approximates the fair value of the assets and present value of the liabilities as of such date.

b.  PRINCIPLES  OF  CONSOLIDATION  -  The  accompanying   financial   statements
consolidate the accounts of PKGP and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

c. REVENUE RECOGNITION - Royalty fees and advertising income are calculated based on a percentage of the franchisees' gross sales.

     Income from sales of supplies and equipment is recognized when the orders are completed and shipped.

     Entertainment division sales are recognized when the ticket is delivered to the customer.

     Delivery income is recognized upon the completion of the delivery to its destination.

d. CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to be those instruments which have initial maturities of three months or less.

e. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, ranging from five to ten years.

f. REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS - Reorganization value in excess of amounts allocable to identifiable assets will be amortized over a seven-year period using the straight-line method.

g. GOODWILL - Goodwill resulting from the acquisition of the subsidiaries represents the remaining unamortized value of the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is amortized on a straight line basis over a period of 20 years.

h. DEFERRED COMPENSATION - Deferred compensation recorded in connection with Class B common stock issued to the Company's Chief Executive Officer is amortized over the five years of the related employment agreement.

i. INVENTORY - Inventories, consisting of supplies, are stated at the lower of average cost or market.

j. NET LOSS PER COMMON SHARE - Net loss per common share is calculated utilizing the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation where the effect is dilutive.

k. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A significant estimate made by management in these financial statements is the carrying value of the reorganization value of assets in excess of identifiable assets.

l. INCOME TAXES - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax assets will not be realized.

m. STOCKHOLDERS' EQUITY - The shareholders authorized effective November 8, 1996 a one-for-twelve reverse stock split. All references in the consolidated financial statements referring to shares, share price, per share amounts have been adjusted retroactively for the one-for-twelve reverse stock split.

n. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

o. IMPAIRMENT OF LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Such adoption had no material effect on the financial statements of the Company.

3.   BASIS OF PRESENTATION
     ---------------------

     For the year ended June 30, 1997 the Company experienced a loss from continuing operations of $3,494,544 and a net loss of $3,151,859. The Company's continued existence is dependent upon the Company's ability to reach profitable operations and/or obtain additional equity capital or debt financing. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured.

4.   BUSINESS SEGMENTS
     -----------------

     In 1997 the Company,  with the acquisition of its  entertainment  division,
operates  in  two  business  segments,   packaging/shipping   and  entertainment
services.

Summarized financial information of the business segments in 1997 is as follows:

                                        PACKAGING/SHIPPING       ENTERTAINMENT       TOTAL
                                        ------------------       -------------       -----

Revenue                                      $370,757            $1,026,987        $1,397,744
                                         ============            ==========      ============
Operating loss                           $(3,304,399)            $(155,901)      $(3,460,300)
                                         ============            ==========      ============
Net loss                                 $(2,995,958)            $(155,901)      $(3,151,859)
                                         ============            ==========      ============
Identifiable assets                        $2,927,634               $12,901        $2,940,535
                                         ============            ==========      ============
Depreciation and amortization                $263,645                  $303          $263,948
                                         ============            ==========      ============
Capital expenditures                          $49,164               $16,782           $65,946
                                         ============            ==========      ============

5.   OTHER ASSETS
     ------------

Other assets consist of the following:
                                                           June 30,
                                                           --------
                                                 1997                  1996
                                                 ----                  ----

Prepaid consulting                             74,026                93,328

Escrow fund                                         -               100,000

Other                                          69,932                18,730
                                             --------               -------
Total                                        $143,958              $212,058
                                             ========              ========

     Prepaid consulting fees in 1997 and 1996 relate to consulting fees paid regarding APAC, a newly formed venture of the Company. Under APAC the Company hopes to attract other packaging companies to form an association in order to obtain the benefits, such as purchasing power of a large organization. These costs will be expensed over the terms of the agreements.

6.   LOAN TO OFFICER
     ---------------

In accordance with the employment contract of the Company's Chief Executive Officer, such officer is entitled to secure loans from the Company in an amount not to exceed $750,000. These loans bear interest at the applicable federal rate, which is approximately 6.5% for the years ended June 30, 1997 and June 30, 1996, and repayment is due in three yearly installments. As of June 30, 1997 and 1996 the amount of loans outstanding are $328,730 and $150,095, respectively.

7.   REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS
     -----------------------------------------------------

     The ultimate recovery of the reorganization value in excess of identifiable assets is dependent on the Company's ability to reestablish relations with its franchisees and/or to effectuate a legal settlement with the franchisees whereby the Company would accede to assets presently managed by the franchisees. Management is of the opinion that it has embarked on an appropriate course of action in order to enable the restoration of good relations with the franchisees. However, in the event that these efforts are not successful, management is prepared to fully litigate its claims against the franchisees. In management's opinion, a cause of action so brought will be won.

8.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment consists of the following:

                                                     1997            1996
                                                     ----            ----
Machinery and equipment                            $215,502         $187,157

Office equipment                                    353,990          247,301

Transportation equipment                             24,151           24,152

Leasehold improvements                               49,978           78,323

Furniture and fixtures                               52,905           33,647
                                                     ------           ------
                                                    696,526          570,580

Less accumulated depreciation and amortization      388,192          299,958
                                                    -------          -------
                                                   $308,334         $270,622
                                                   ========         ========

9.   OTHER ASSETS
     ------------

     During fiscal 1996 the Company entered into an agreement to provide consulting and management services to Dollar Mania, Inc., a company in the process of reorganization under Chapter 11 of the United States Bankruptcy Code. As part of this agreement the Company provides consulting services to the management of Dollar Mania regarding: (1) assumption of management of the Debtor; (2) obtaining capital; (3) spearheading the Chapter 11 reorganization, as well as other services. As part of the compensation for providing these services Packaging Plus Services was granted 200,000 free trading shares and 1,000,000 restricted as to resale shares of the Debtor's parent company. As of October 1996, Richard Altomare, acting on behalf of the Company, as advisor to the debtor in possession, Dollar Mania, became aware of difficulties with the reorganization. These were (1) the bankruptcy court's decision not to afford additional super priority funding status to the advisor; (2) disputes between the Parent company's shareholders; (3) the courts lifting of the stay on Dollar Mania's Hawaiian leases. Accordingly, management wrote down the total of the shares to $1.

10.   DISCONTINUED OPERATIONS
      -----------------------

     For the years ended June 30, 1997 and 1996, the income from discontinued operations consists primarily of settlements with creditors.

11. NOTES PAYABLE
    --------------

Notes payable consist of the following:
                                                                 June 30,
                                                                 --------
                                                              1997      1996
                                                              ----      ----
Bank line of credit, renewable monthly,
bearing interest at 2% above the prime rate                 $140,000     $     0

Notes payable - individuals, due in twelve months
 or less, bearing interest at rates ranging from
 8% to 24% per annum                                         441,199      30,000

Note payable - due in 10 monthly installments,
bearing interest at 10%                                       30,000           0
                                                            --------     -------
                                                            $611,199     $30,000
                                                            ========     =======

12. LONG-TERM LIABILITIES

Long-term liabilities consists of the following:

                                                                        June 30,
                                                                        --------
                                                                 1997             1996
                                                                 ----             ----
Note payable - bank,  payable in 48 monthly
installments  through April 1998 of approximately
 $2,700 plus interest at the rate of 8% per annum.  (a)          $27,083         $59,583

Note payable - individual, bearing interest at the
 rate of 12% per annum due  July 24, 1995           (b)                           250,00

Loan payable - bearing interest at the rate of
10% per annum due July 1998                                     100,000

Other obligations with varying due dates
and rates of interest                                                            103,895
                                                              ---------          -------
                                                                127,083          413,478
Less: current maturities                                        118,183          386,395
                                                                -------          -------
                                                            $     8,900        $  27,083
                                                             ==========        =========

(a) Collateralized by all liens securing the bank's Allowed Class 1A Secured Claims.

(b) Collateralized by a first and senior lien securing its Allowed Class 1B Secured Claims consistent with its first and senior pre- petition lien position.

13. CONVERTIBLE DEBENTURES
    ----------------------

     On May 2, 1997 the Company issued a convertible debenture in the amount of $65,000 bearing interest at 10% per annum and due on November 2, 1997. This debenture is convertible into common shares of the Company. Additional debentures were issued in June 1997 aggregating $625,000 bearing interest at 12% per annum and due on June 30, 1998. These debentures are also convertible into common share of the Company.

14. COMMITMENTS AND CONTINGENCIES
    -----------------------------

     The Company leases the space for its administrative offices and warehouse on a month to month basis and is currently paying approximately $5,000 per month.

     The Company's Chief Executive Officer is employed pursuant to a five year employment agreement providing for an annual base salary of $84,000 in 1994, subject to annual cost of living adjustments each succeeding January 1st. In connection therewith, the officer was issued 1,000,000 new common shares as compensation for services previously rendered and expenses previously incurred during the pendency of the Company's bankruptcy proceedings. The shares have been valued at $0.50 per share and compensation of $500,000 was included as a charge to reorganization expense in the three months ended March 31, 1994. Additionally, the officer will be issued 500,000 additional shares as additional compensation pursuant to the employment agreement. If, prior to the termination of the entire employment period, the officer's employment is terminated for cause (as defined), the officer will forfeit 8,333 shares for each of the months of employment that has not been completed over the remaining term of the agreement. Deferred compensation of $500,000 has been recorded in connection with the 500,000 share issuance. Accumulated amortization was $300,000 at June 30, 1997.

     The Company is involved in various lawsuits and claims in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position. In addition, the Company is involved in a fee dispute with a law firm which claims it is owed approximately $250,000 for services provided. Management of the Company disagrees with such claim. The ultimate resolution of such matter cannot be determined at this time.

15. INCOME TAXES
    -------------

     At June 30, 1997 the Company had approximately $8,913,000 of net operating loss carry forwards expiring beginning in 2006. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of

Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitation. For financial statement purposes, benefits realized from the future utilization of such net operating losses, if any, will be accounted for as a reduction of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, with the excess credited to paid-in capital.

     Deferred tax debits in the amount of approximately $3,565,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

16. STOCKHOLDERS' EQUITY
    ---------------------

     The Company's class B common shares (of which 3,000,000 shares have been authorized) provide for one and one-third votes per share. If the Company's current Chief Executive Officer exercises any stock options pursuant to the Company's stock option plan, or if the officer receives other shares of common stock pursuant to his employment agreement with the Company in lieu of stock options, the aggregate number of votes to which the initial 1,500,000 Class B shares issuable to such officer is entitled shall be reduced by one vote for each additional share which is received by the officer. During the fiscal year 220,000 shares of the above class B common shares were converted to 220,000 of common shares.

     On November 8, 1996 the Company elected to effect a 1:12 reverse stock split of its common stock. At such time there were 21,668,783 shares outstanding and there were 1,805,732 shares outstanding after the split.

     During the year ended June 30, 1997 the Company issued 2,596,462 shares of common stock. Of such shares issued, 2,302,572 were issued in exchange for services rendered; 205,140 shares were issued in payment of interest and principal on notes payable. The balance, consisting of 88,750 shares, were issued to investors for cash.

     During the years ended June 30, 1997 and 1996 advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 729,167 and 79,167 common shares, respectively. The common shares were valued at their approximate fair market value on the dates of issuance. The terms of the consulting agreements are from eighteen to twenty four months, and the amounts recorded for the issuance of the shares are being amortized over the respective periods.

     During the year ended June 30, 1996 the company issued 1,238,532 shares and repurchased 156,479 shares of common stock. Of such shares issued, 312,500 were issued in settlement of debt owed by the Company (see paragraph below); 100,000 of such shares were issued in exchange for services rendered; 9,167 shares were issued in payment of interest on notes payable. The balance, consisting of 813,453 shares, were issued to investors for cash. Of these shares, 378,788 were issued in one transaction at a price of $1.32 per share, raising $500,000.

     The Company's CEO acquired the Company's $1,500,000 convertible promissory note and acquired 378,788 commonshares from the investor referred to above, in exchange for the officer's personal promissory note payable in the amount of $2,034,000, which included accrued interest. The officer's personal note bears interest at 8% per annum and is payable in full in the year 2000. The Chief Executive Officer converted the $1,500,000 note into 312,500 of the Company's common shares.

17. STOCK OPTION PLAN
    ------------------

     The Company's "1994 Stock Option Plan" provides for the issuance of up to 104,167 shares of common stock. The purchase price per share of common stock under each option shall not be less than the fair market value of the common stock on the date such option is granted. No options have been granted under the plan as of June 30, 1997.

18. ACQUISITION OF SUBSIDIARIES
    ---------------------------

     On September 1, 1997 the company acquired all of the outstanding shares of Leone, Inc. and Etc. Etc. Color and Copy Centers, Inc. for 330,000 shares of the Companies stock at a price of $1.00 per share and $24,000 in cash. In addition, the Company assumed $147,000 of debt. The acquired companies are single source retailers specializing in business services, providing office supplies, business imaging, document output and copy services.

19. STATUS OF RELATIONS WITH FRANCHISEES
    -------------------------------------

     The Company in previous years as a franchisor was to receive under the terms of its Unit Franchise Agreement, royalty, or monthly service payments as well as other fees and amounts due from its franchisees. Under the terms of the Agreement, franchisees are obligated to submit monthly reports of sales and make their respective required payments for doing business under the name "Packaging Plus". The Company has the right to audit franchisees' accounts under the Agreement and franchisees are required to pay interest on any overdue balances to the Company. While many franchisees have complied with the Agreement over the years, approximately twenty franchisees have not. Management has determined that the potential estimated amounts due and owing to the company from its franchisees, under the terms of the Agreement, exceeds $400,000. In the opinion of management, including, in house counsel, the Company's claims are well grounded under the Agreement and the Company has retained outside counsel to commence litigation against all delinquent franchisees. The amount to be ultimately realized in future years cannot be reasonably determined.

20. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)
   ---------------------------------------

     Fourth quarter adjustments included a reversal of the $425,000 valuation allowance of equity securities, the amortization of prepaid advisory fees of $413,000, $289,000 for the settlement of a litigation, and accounts receivable reserves of $93,000.

                                     ITEM 8

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Nothing to report.

                                    PART III
                                    --------

                                     ITEM 9

         MANAGEMENT OF THE COMPANY; COMPLIANCE WITH SECTION 16(a)

A.  DIRECTORS

         Pursuant the Company's Bylaws, the authorized number of directors of the Board of Directors of the Company is five (5). Directors are scheduled for election at each annual meeting. Directors shall be elected by the holders of record of a plurality of the votes cast at each annual meeting and shall hold office until the next succeeding annual meeting. The sole director of the Company at present is Richard A. Altomare, whose biographical information is set forth below.

B.  EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the persons who will serve as executive officers of the Company or certain of its subsidiaries. Each such person shall serve at the pleasure of the Board of Directors of the Company.

         NAME                   AGE                       POSITION
         ----                   ---                       --------

 Richard A. Altomare            49                Chmn. and Chief Exec.Officer

         RICHARD A. ALTOMARE. Mr. Altomare, an investment and reorganization specialist has been active as President and Chairman of the Board of Packaging Plus Services, Inc. since January, 1992. From 1987 to 1991, Mr. Altomare was President and CEO of R & V International, an investment banking firm. Prior to that he served as President & CEO of Alta, Ltd., an investment syndicator. During the years 1982 through 1984 Mr. Altomare served as President of Amerivest Group, specializing in equipment leasing and syndications. He has been active in the franchise industry for over 20 years with Food Mart USA, Carvel and Packaging Plus and was a former CEO of two professional sports franchises. Mr. Altomare served in the U.S. Marine Corps and Army Reserve from 1969 to 1975, retiring as a Captain.

C.  COMPLIANCE WITH SECTION 16(a)

         Based on a review of forms submitted to the Company during and with respect to the Current Period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company that failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act of 1934 during the Current Period.


                                     ITEM 10

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

A.  COMPENSATION OF EXECUTIVE OFFICERS.

         The  following  table sets forth  information,  as  required by Section
228.402 of Regulation S-B, 17 C.F.R. Section 228.402, as currently in effect, concerning the annual and long-term compensation of the Company's chief executive officer and other individuals acting in a similar capacity for the past three fiscal years. References in the foregoing tables to the 1994 fiscal year or the latest or last fiscal year refer to the Current Period. No other information is included regarding compensation paid to other executive officers during such three year period because no such executive officer earned annual or long-term compensation in excess of $100,000. Except as set forth in the tables following, no bonus, other annual compensation, long-term compensation (in the form of restricted stock awards, options, stock appreciation rights, long-term incentive plans, or otherwise), or other forms of compensation were paid to the Company's chief executive officer, any other individuals acting in a similar capacity, or any other executive officer of the Company at any time during such periods as are reflected in the tables (and accompanying notes) set forth below. Accordingly, as permitted by Item 402 of Regulation S-B, tables or columns otherwise required have been omitted from this Registration Statement where there has been no compensation awarded to, earned by, or paid to any of the named executives required to be reported in that table or column in any fiscal period covered by that table.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                          LONG-TERM
                      ANNUAL COMPENSATION             COMPENSATION AWARDS
                      -------------------             -------------------

       (a)          (b)         (c)        (d)       (e)             (f)

NAME & PRINCIPAL      FISCAL     ANNUAL      ANNUAL   OTHER ANNUAL      # of
     POSITION          YEAR      SALARY      BONUS    COMPENSATION     OPTIONS
     --------          ----      ------      -----    ------------     -------

Richard A. Altomare     1994       $0         $0     $1,000,000(1)       0
Chmn. & CEO             1995    $130,000(2)   $0             $0          0
                        1996     100,000(2)   $0             $0          0
                        1997     100,000(2)   $0             $0          0



(1) Mr. Altomare received no salary during the Company's Reorganization Case and continues to draw no salary from the Company. Mr. Altomare's "Other Annual Compensation" represents a 1.5 million share bonus, issued in the form of Class B Common Stock, authorized by the Bankruptcy Court as a result of Mr. Altomare's three year commitment to the Company and his achievement in effecting the Company's successful reorganization. One million of such shares represented compensation for services rendered during the Company's Reorganization Case; the remaining 500,000 represented compensation for services to be rendered, subject to forfeiture as follows: In the event Mr. Altomare's employment is terminated for cause or by Mr. Altomare other than for good reason or by reason of a termination event, as defined in the employment agreement, Mr. Altomare shall forfeit 8,333 shares of Class B Common Stock for each month remaining under the employment agreement through its expiration. See financial statements for additional details.

(2) Accrued but not paid. These amounts remain unpaid.

                         OPTION GRANTS IN CURRENT PERIOD


                                Individual Grants
--------------------------------------------------------------------------------


(a)                (b)                (c)                 (d)           (e)

                                % OF TOTAL OPTIONS
                  OPTIONS       GRANTED TO EMPLOYEES     EXERCISE     EXPIRATION
NAME              GRANTED       IN CURRENT PERIOD         PRICE         DATE

--------------------------------------------------------------------------------

Richard A.
Altomare,
Chmn. & CEO         0                  0                    0             0






AGGREGATED OPTION EXERCISES  IN CURRENT PERIOD AND FY-END OPTION
VALUES

  (a)              (b)           (c)            (d)               (e)

                                         # of unexercised        value of
                                         options at FY-end     unexercised
                                               (#)             in-the-money
                                                               options at FY-
                                                                  end ($)



              SHARES ACQUIRED        VALUE          EXERCISABLE/                EXERCISABLE/
NAME          ON EXERCISE (#)       REALIZED ($)    UNEXERCISABLE             UNEXERCISABLE
---------------------------------------------------------------------------------------------
Richard A.
Altomare,
Chm. & CEO          0                  0                  0/0                      0/0


B.  COMPENSATION OF DIRECTORS
                 In the Company's Current Period, there were no arrangements pursuant to which any director of the Company was compensated for any service provided as a director.

C.  EMPLOYMENT CONTRACTS AND RELATED MATTERS

                  The Company has an employment contract with Mr. Altomare that was approved by the Bankruptcy Court as a part of the Company's Reorganization Plan. The contract has a five year term, expiring May 11, 1999, at a base compensation rate of $84,000 annually originally, subject to annual cost of living adjustment (currently $100,000 p.a.). To date, Mr. Altomare has deferred receipt of said base salary. To date, $330,000 has been accrued but not paid. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare's employment is terminated at any time within nine months following a "change of control event", as defined therein and generally described below, (I) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a "change of control event" shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. Mr. Altomare's employment agreement further grants to Mr. Altomare the right under the Court-approved 1994 Stock Option Plan to purchase not less than 500,000 shares of the Company's Class A Common Stock at the fair market price of the stock as of the Plan Effective Date. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr.
Altomare during the term of the agreement.

                                     ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  The table below lists each stockholder known to the Company that beneficially owns as of June 30, 1996 more than five percent of the Class A Common Stock of the Company. This information is based on 19,859,418 shares of Class A Common Stock issued and outstanding as of June 30, 1997. For purposes of this section, it is assumed that all l.5 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS               AMOUNT AND NATURE OF         % OF
OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       COMMON STOCK
-------------------            --------------------       ------------

Richard A. Altomare
20 S. Terminal Drive
Plainview, NY 11803                1,992,121 shares            46.9%


U.S. Transportation Systems, Inc.
33 W Main Street
Elmsford, NY 10523                   900,000 shares            21.2%

B.  SECURITY OWNERSHIP OF MANAGEMENT

                  The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 1996. This information is based on 4,251,418 shares of Class A Common Stock issued and outstanding as of June 30, 1997. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS            AMOUNT AND NATURE OF        % OF
OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP     COMMON STOCK
-------------------         --------------------     ------------

Richard A. Altomare
20 S. Terminal Drive
Plainview, NY 11803          1,992,121 shares            46.9%

                                     ITEM 12

             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Richard A. Altomare, the Company's chairman and chief executive officer, served until July, 1993 as advisor and reorganization consultant to the Company during the Company's Reorganization case. Thereafter, the Company appointed Mr. Altomare as Chairman and President, a position he has continually occupied thereafter. On account of services rendered to the Company during the Reorganization, the Bankruptcy Court awarded Mr. Altomare a $1 million bonus for his achievement in successfully reorganizing the Company, payable in the form of 1 million shares of the Company's Class B Common Stock. In addition, the Bankruptcy Court approved the issuance of 500,000 shares of Class B Common Stock pursuant to a Court- approved employment agreement that became enforceable on the Plan Effective Date. The terms of this employment are described above. (See "Compensation of Officers and Directors- Employment Agreements and Related Matters").

                Mr. Altomare received no cash compensation from the Company during the chapter 11 case or during the Current Period, though his employment agreement entitles him to an annual base salary of $100,000. To date, $330,000 of salary has been accrued and not paid.

                                     ITEM 13

                        EXHIBITS AND REPORTS ON FORM 8-K



Current report filed on Form 8-K dated May 7, 1997.

Current report filed on Form 8-K dated June 3,1997.

SIGNATURES:

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                             PACKAGING PLUS SERVICES, INC.


Date:  November 20, 1997                    By /s/ Richard A. Altomare
                                               Richard A. Altomare
                                               Chairman and CEO