Form 10QSB
period 1997-09-30
PACKAGING PLUS SERVICES INC
filed 1998-01-29
CIK 857351

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                         Commission File Number 0-18094

                          PACKAGING PLUS SERVICES, INC
             (Exact name of Registrant as specified in its charter)

          NEVADA                                  11-2781803
-------------------------------          ------------------------------
(State or other jurisdiction of          I.R.S. Employer Ident Number)
 incorporation or organization)


 20 SOUTH TERMINAL DRIVE, PLAINVIEW, NEW YORK        11803
---------------------------------------------        ------
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
                                      YES  X     NO
                                          ---      ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant on SEPTEMBER 30, 1997: $3,830,252.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

         CLASS                     OUTSTANDING AT SEPTEMBER 30, 1997
-------------------------          ---------------------------------
Common Stock, Class "A"                        6,041,168
              Class "B"                        1,280,000

                          PACKAGING PLUS SERVICES, INC.
                          -----------------------------

                                      INDEX
                                      -----

                                                                     PAGE
                                                                    NUMBER
                                                                    ------

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

  Balance Sheet -- September 30, 1997                                 1

  Combined Statement of Operations -- Three months
          ended September 30, 1997                                    2
  Combined Statement of Cash Flows -- Three months
          ended September 30, 1997
 .                                                                     3

  Notes to Combined Financial Statements                              4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                       5-14

PART II -- OTHER INFORMATION                                         15

SIGNATURE                                                            16

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT SEPTEMBER 30, 1997


                                     ASSETS
                                     ------



CURRENT ASSETS:
  Cash                                                        $        101,144
  Accounts receivable, net of allowance
    for doubtful accounts of $190,000 & $67,500 resp.                  322,251
  Inventory                                                             94,836
  Loans & Notes receivable, net of allowance of
      $161,000                                                       1,216,330
  Other, primarily prepaid expenses                                    333,519
                                                                --------------
                  TOTAL CURRENT ASSETS                               2,068,080
FURNITURE, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net                                                    397,317
REORGANIZATION VALUE, net of amortization                              528,441
GOODWILL, net                                                        1,120,986
Deferred Financing Costs & Other                                     1,570,177
                                                                --------------

TOTAL ASSETS                                                  $      5,685,001
                                                                ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $      1,294,063
  Payroll taxes payable                                                 41,213
  Other                                                                 31,236
  Loans / Notes Payable                                                444,099
  Convertible Debentures                                             2,158,015
  Current maturities of long-term liabilities                           94,884
                                                                --------------
                TOTAL CURRENT LIABILITIES                            4,063,510
LONG-TERM LIABILITIES                                                1,826,666
                                                                --------------

TOTAL LIABILITIES                                                    5,890,176
                                                                --------------

STOCKHOLDERS' EQUITY
  Common stock, Class "A", $0.06 par value; authorized
    47,000,000  shares;  6,041,168 issued and outstanding              362,469
  Common stock, Class "B", $0.005 par value; authorized
    3,000,000 shares; 1,280,000 issued and outstanding                   6,400
  Additional paid-in capital                                        11,324,526
  Deferred compensation related to stock iss. for svcs.             (1,030,738)
  Accumulated deficit                                              (10,867,832)
                                                                 --------------
               TOTAL STOCKHOLDER'S EQUITY                             (205,175)
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      5,685,001
                                                                 ==============

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                             1997           1996
                                             ----           ----
INCOME:
-------
  Merchandise and service income ....   $    60,511    $    21,955
  Royalty income ....................                        5,343
  Ticket Sales ......................       414,272
  Delivery Services .................       216,488
  Other income ......................                       60,000

                                        -----------    -----------
                      TOTAL INCOME ..       691,271         87,297
                                        -----------    -----------

COSTS AND EXPENSES:
-------------------
  Cost of goods and services ........       373,865         14,740
  Selling, General and administrative     1,368,013        329,442
  Depreciation and amortization .....        70,714         54,411
                                        -----------    -----------
                                          1,812,592        398,593
                                        -----------    -----------

LOSS BEFORE INTEREST ................    (1,121,321)      (311,296)
                                        -----------    -----------

INTEREST INCOME .....................                        1,002
INTEREST EXPENSE ....................        84,036          9,858
                                        -----------    -----------

LOSS FROM CONTINUING OPERATIONS .....   $(1,205,357)   $  (320,152)
LOSS FROM DISCONTINUED OPERATIONS ...             0         (7,620)
                                        -----------    -----------

NET LOSS ............................   $(1,205,357)   $  (327,772)
                                        ===========    ===========

LOSS PER COMMON SHARE
 Loss from continuing operations ....   ($     0.20)   ($     0.18)*
  Loss from discontinued operations .             0    ($     0.00)*

    Net Loss ........................   ($     0.20)   ($     0.18)*
Weighted average number of
  shares used in calculation ........     5,895,371      1,811,477 *
                                        ===========    ===========

*   adjusted retroactively for 1:12 reverse split 11/96


                See notes to consolidated
                  financial statements

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                           1997          1996
                                                           ----          ----
CASH FLOWS PROVIDED BY OPERATIONS
  Net Loss                                             $(1,205,357)   $(327,772)
  Adjustment to reconcile net loss to net
   cash used by operating activities:
  Common stock issued for services rendered                668,478      297,500
  Depreciation & amortization                               70,714       54,411
                                                        ----------     --------
                                                          (466,165)      24,139
Change in assets and liabilities:
  (Increase)/Decrease in restricted cash                         0       54,000
  (Increase)/Decrease in accounts receivable               (15,022)    (122,734)
  (Increase)/Decrease in inventory                         (64,096)
  (Increase)/Decrease in loan to officer                   (69,857)     (50,000)
  (Increase)/Decrease in notes receivable                 (750,000)
  (Increase)/Decrease in deferred expenses and
    other assets                                          (189,562)    (147,701)
  Increase/(Decrease) in accounts payable and
    accrued expenses                                       (56,400)    (405,908)
  Increase/(Decrease) in payroll taxes payable              29,213          797
  Increase/(Decrease) in other liabilities                   4,841      264,308
                                                        ----------     --------

Cash provided (used) by operations                      (1,577,048)    (383,099)
                                                        ----------     --------

CASH USED IN INVESTING ACTIVITIES
  Acquisition of furniture, equipment, and
   leasehold improvements                                  (47,499)      20,000
                                                        ----------     --------

CASH PROVIDED BY FINANCING ACTIVITIES
  Issuance of common stock                                    --
  Net proceeds from issuance of convertible debt         2,062,252
  Proceeds from notes and loans payable                     25,000      100,000
  Repayment of notes and other liabilities                (459,299)    (271,164)
                                                        ----------     --------

NET INCREASE (DECREASE) IN CASH                              3,406     (534,263)

CASH - Beginning of period                                  97,738      538,942
                                                        ----------     --------

CASH - End of period                                   $   101,144    $   4,679
                                                       ===========    =========

                See notes to consolidated
                  financial statements

                 PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES

                          Notes To Financial Statements
                                   (Unaudited)

1. Basis of Presentation

Reference is made to the Company's Consolidated financial statements as of June 30, 1997 and for the fiscal year then ended, filed with the United States Securities and Exchange Commission for a complete discussion of the Company's significant accounting policies and other matters.

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of September 30, 1997, and results of operations for the three months then ended.

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

PKGP's principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc., Packaging Plus Services Logistics, Inc., Images Design and Marketing, UniqueNet, Manhattan Concierge and Office Quick.

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

     In return for a low monthly membership fee, APAC offers a unique combination of value-added services. A list of immediate and future benefits for association members will include:



IMMEDIATE BENEFITS:
              Savings on shipping prices through quantity discounts Centralized billing to lower certain costs
              Pre-paid  discounts  on shipping
              Professional theme coordinated  advertising programs
              APAC Web Site linking all members with outside customers E-mail customer leads
              Scholarship  Programs for members'  children
              Packaging  education programs
              Organized  conventions
              APAC health/ dental insurance
              APAC shipping  insurance
              Computer   software/hardware,  Sales and consulting
              Shipping hot line and tracking for customers
              Continual development of new profit centers
              Quality control for member and customer benefits Affordable legal representation
              National customer service satisfaction department
              Political lobbying
              Stock option plan
              Vacation of the month program
              Discounted air cargo/ next day worldwide rates
              Discounted copier and/or fax, postal meter leasing programs Discounted long distance rates
              Discounted printing programs
              Discounted van and equipment leasing program
              Prepaid phone card
              Centralized purchasing
              Monthly Newsletter
              Brand recognition of APAC Logo APAC advisory  council
              Store (design/modernization) program

FUTURE BENEFITS should include but not be limited to: mail order contracts for individual stores, national moving preparation program, direct access to packing supplies, audio- visual training, electronic car/ truck rental, package x-ray machines, national television advertising, auto club, video conferencing, advertising revenues directly from suppliers.

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

     UNIQUENET: In 1996, the Company launched its venture called UniqueNet. UniqueNet is an interactive, specialty gifts Web Site on the Internet's WorldWide Web (UnaiqueNet.Com). The Web Site will showcase the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site will be able to view, select and purchase products through their personal computer using an on-line order form or regular mail. The line of products will be expanding rapidly as new products are introduced. A retail partner is presently being examined.

                                   COMPETITION

     The Company, when it only franchised, previously viewed its competition to be chains of neighborhood packaging and business service centers, the U. S. Postal Service and even at times, carriers such as United Parcel Service and Federal Express; however, with the establishment of APAC, it now works to assist its previous "competitors". Although these "competitors" do not provide the full breadth of services that APAC Membership provides, they all offer services that APAC stores sell to the public.
     The Company further believes that the maturation of APAC will strengthen the profitable atmosphere in the cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independents from properly promoting their services. Individual store failures are far too great in this industry without a cohesive trade association. The ability of APAC to create a nationally accepted private postal industry that the American public will embrace and trust should make this a viable industry.
     The Company feels it can convince the independent and nationwide franchisors that they must self- regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership.

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

     From 1980 to 1996, U.S. Postal Service mail volume increased over 40%. During the same period, the U.S. Postmaster General reports that the number of U.S. Post Offices, branches and stations registered a 4.6% decline from 30,326 to 26,210. Due to high labor costs of staffing additional facilities and the continuing pressure on the U.S. Congress to reduce government subsidies, such as those provided to the U.S. Postal Service, the Company believes it is unlikely that the number of U.S. Post Offices, branches and stations will increase substantially in the foreseeable future. APAC stores could contract their services to the Post Office or any International carrier. The Company believes that long waiting lines and limited shipping options are commonplace in most U.S. Post Offices, and that in many areas there is a shortage of post office boxes. Members of APAC provide the public with a complement to U.S. Post Offices for many retail postal services. In addition, Service Centers offer individuals and business customers a variety of personal, business and communications services and merchandise.

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

              CO-BRANDING with major suppliers, i.e. Kodak, USPS and others.

              NATIONAL TRADE SHOW & CONVENTION

RESULTS OF OPERATIONS -- THREE MONTHS
-------------------------------------

Three months ended September 30, 1997, as compared to the three months ended September 30, 1996:

                                                   Three Months Ended
                                                       September 30,
REVENUES                                       1997                 1996
--------                                       ----                 ----
Royalty                                       $ -0-              $  5,343
Merchandise and services                     691,271               21,955
Other                                           -0-                60,000
                                             -------               ------

                                           $ 691,271            $  87,298
                                           =========            =========

COST OF REVENUES
----------------
Merchandise and services                   $ 373,865            $  14,740
                                           =========            =========

Packaging Plus Services, Inc. (PKGP), is an integrated business service conglomerate. Its' principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc., Manhattan Concierge, Office Quick, Packaging Plus Services Logistics, Inc., Images Design and Marketing, and UniqueNet.

During this period, Images Design and Marketing continues to operate as an "in-house" advertising arm for Packaging Plus Services, Inc., in preparing for and setting up advertising related to the Company's new ventures.

During the three months ended September 30, 1997, the Company's operations generated total revenues of $691,271 from the abovementioned operations. Cost of revenues was $373,865. Accordingly, gross operating income for the period was $317,406.

Selling, general and administrative expenses were approximately $1,368,000 for the three months ended September 30, 1997, including in excess of $600,000 directly related to costs involving convertible debt.

In October, 1997 the business of Rapid Delivery Services was discontinued. This discontinuance is the subject of litigation involving the subsidiary's former president and others.

On January 16, 1998, the Company, in a press release, announced the suspension of conversions with respect to its "offshore" convertible debentures, since the Company believes several debenture holders had breached the terms of the Subscription Agreements relating to the debentures. The Company is investigating this matter with outside counsel.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended September 30, 1997, the Company's cash position increased by approximately $3400. The net proceeds from new loans and convertible debt was approximately $2,087,000. Approximately $1,577,000 was used in its operating activities, and approximately $460,000 to reduce notes and other liabilities. Common stock in the amount of approximately $668,000 was issued for services rendered.

Until APAC is fully operational, the Company faces a situation whereby it needs to raise additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

Management continues to explore methods to increase working capital through convertible subordinated debt and additional equity infusions, as well as possible acquisitions.

PART II -- OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

    The Company has commenced litigation against seventeen former franchisees for non-payment of royalties over a number of years and for failure to file monthly reports upon which royalties were based. It is anticipated that a portion of the total amount claimed will be eventually recovered.

    Litigation has been commenced against the former president of Rapid Delivery Services and others for converting to their own use the business of this subsidiary. The amount sought in damages is $6,000,000, among other claims and counterclaims.

    The Company settled in April, 1997, a litigation involving the business of a former subsidiary. The settlement calls for monthly payments by the Company totaling $270,000, of which $190,000 has been paid, with three monthly payments remaining totaling $80,000 .

The Company is involved in a few small lawsuits with vendors and suppliers and claims for fees of certain professionals. These claims are all disputed by the Company. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position .


Item 2. CHANGES IN SECURITIES -- NONE

Item 3. DEFAULTS ON SENIOR SECURITIES -- NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
               NONE

Item 5. OTHER INFORMATION -- NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K -

        Current report filed on Form 8-K dated July 9, 1997.

        Current report filed on Form 8-K dated July 11, 1997.

        Current report filed on Form 8'K dated July 28, 1997.

        Current report filed on Form 8-K dated September 17, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PACKAGING PLUS SERVICES, INC.


                                                 /s/ RICHARD A. ALTOMARE
                                                 --------------------------
                                                 Richard A. Altomare,President
                                                 as Registrant's duly authorized
                                                 Chairman of the Board.


Dated: January 20, 1998