Form 10QSB
period 1997-12-31
PACKAGING PLUS SERVICES INC
filed 1998-03-18
CIK 857351

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                         Commission File Number 0-18094

                          PACKAGING PLUS SERVICES, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                   11-2781803
          ------                                   ----------
(State or other jurisdiction of              I.R.S. Employer Ident Number)
incorporation or organization)

 20 SOUTH TERMINAL DRIVE, PLAINVIEW, NEW YORK          11803
 --------------------------------------------          -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (516) 349-1300
                                                    -------------

Securities registered pursuant to Section 12 (g) of the Act:

                                  COMMON STOCK
                                  ------------
                                (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on DECEMBER 31, 1997: $1,473,958.
                                     ----------

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

             CLASS                 OUTSTANDING AT DECEMBER 31, 1997
-----------------------------      --------------------------------
Common Stock,   Class "A"                     9,645,282
                Class "B"                     1,280,000

                          PACKAGING PLUS SERVICES, INC.
                          -----------------------------


                                      INDEX
                                      -----


                                                                  PAGE
                                                                  NUMBER
                                                                  ------

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

  Balance Sheet - December 31, 1997                                   1

  Combined Statement of Operations -- Three and six
           months ended December 31, 1997.                            2

  Combined  Statement of Cash Flows -- Three and six                  3
           months ended  December 31, 997.

  Notes to Combined Financial Statements                              4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                       5-15

PART II -- OTHER INFORMATION                                         16

SIGNATURE                                                            17

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT DECEMBER 31, 1997

                        ASSETS
                        ------
CURRENT ASSETS:
  Cash                                                  $       96,102
  Restricted Cash                                              102,000
  Accounts receivable, net of allowance
    for doubtful accounts of $190,000 & $67,500 resp.          334,483
  Inventory                                                     94,836
  Loans & Notes receivable, net of allowance of $161,000        67,743
  Loan to Officer                                              310,653
  Other, primarily prepaid expenses                            366,484
                                                             ---------
                 TOTAL CURRENT ASSETS                        1,372,301
FURNITURE, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net                                            372,914
REORGANIZATION VALUE, net of amortization                      494,513
GOODWILL, Net                                                1,098,011
Deferred Financing costs & Other                             1,331,946
                                                             ---------

TOTAL ASSETS                                            $    4,669,685
                                                             =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                 $      854,357
  Payroll taxes payable                                         47,289
  Other                                                         29,622
  Loans / Notes Payable                                        423,349
  Convertible Debentures                                     1,652,440
  Current maturities of long-term liabilities                   62,128
                                                             ---------
               TOTAL CURRENT LIABILITIES                     3,069,185
LONG-TERM LIABILITIES                                        1,617,213
                                                             ---------

TOTAL LIABILITIES                                            4,686,398

STOCKHOLDERS' EQUITY
  Common stock, Class "A", $0.06 par value; authorized
    47,000,000 shares; 9,645,282 issued and outstanding        578,716
  Common stock, Class "B", $0.005 par value; authorized
    3,000,000 shares; 1,280,000 issued and outstanding           6,400
  Additional paid-in capital                                12,546,320
  Deferred compensation related to stock issued for services(1,249,820)
  Accumulated deficit                                      (11,898,329)
                                                           -----------
              TOTAL STOCKHOLDER'S EQUITY                       (16,713)
                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    4,669,685
                                                           ===========

    See notes to consolidated financial statements


PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996



                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         DECEMBER 31,                           DECEMBER 31,
                                               --------------------------------      --------------------------------
                                                   1997                1996                 1997             1996
                                                   ----                ----                 ----             ----
INCOME:
  Merchandise and service income             $      195,328    $       21,950        $     255,839    $      43,905
  Royalty income                                          0               285                    0            5,627
  Ticket Sales                                      457,918                                872,190
  Delivery Services                                  77,251                                293,739
  Other income                                                        119,745                               179,745
                                                   -------------   -----------           ----------        --------

                     TOTAL INCOME                   730,497           141,980            1,421,768          229,277
                                                    --------       -----------           ----------         -------

COSTS AND EXPENSES:
  Cost of goods and services                        408,139            10,500              782,004           25,239
  Selling, General and administrative             1,262,777           326,540            2,630,790          655,983
  Depreciation and amortization                      79,655            54,411              150,369          108,823
                                                  ----------      ------------           ----------         -------
                                                  1,750,571           391,451            3,563,163          790,045
                                                  ----------      ------------           ----------         -------
LOSS BEFORE INTEREST AND
  REORGANIZATION EXPENSE                         (1,020,074)         (249,471)          (2,141,395)        (560,768)
                                                 -----------      ------------          -----------        ---------

INTEREST INCOME                                                           216                                 1,218
INTEREST EXPENSE                                     10,423             1,702               94,459           11,560
                                                 -----------      ------------           ----------        --------

PROFIT (LOSS) FROM CONTINUING OPERATIONS     $   (1,030,497)   $     (250,957)       $  (2,235,854)   $    (571,110)
PROFIT (LOSS) FROM DISCONTINUED OPERATIONS                            350,557                               342,937
                                                                  ------------                              -------

NET PROFIT (LOSS)                            $   (1,030,497)   $       99,600        $  (2,235,854)   $    (228,173)
                                                 ===========      ============          ===========        =========

PROFIT (LOSS) PER COMMON SHARE
 Profit (Loss) from continuing operations            ($0.12)            (0.08)              ($0.29)          ($0.19)
 Profit (Loss) from discontinued operations                             $0.11                                 $0.11
                                                ------------      ------------         -----------        ----------


 Net Profit (Loss) Per Common Share                  ($0.12)            $0.03               ($0.29)          ($0.08)
                                                ------------      ------------         -----------        ----------

Weighted average number of
  shares used in calculation                      8,425,803         3,097,790            7,712,906        3,041,395
                                               =============      ============         ============       ==========




               See notes to consolidated
                 financial statements

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                        1997              1996
                                                        ----              ----
CASH FLOWS PROVIDED BY OPERATIONS
  * Net Loss                                      $   (2,235,854)   $ (228,173)
  Adjustment to reconcile net loss to net
   cash used by operating activities:
  Common stock issued as compensation                    694,695       297,500
  Common Stock issued in lieu of cash                    248,350             0
  Depreciation & amortization                            150,369       108,823
                                                      ----------     ----------
                                                      (1,142,440)      178,150
Change in assets and liabilities:
  (Increase)/Decrease in restricted cash                (102,000)       54,000
  (Increase)/Decrease in accounts receivable             (27,254)      (31,663)
  (Increase)/Decrease in inventory                       (64,096)            0
  (Increase)/Decrease in loan to officer                  18,077       (74,500)
  (Increase)/Decrease in notes receivable                      0             0
  (Increase)/Decrease in deferred expenses and
    other assets                                      (1,374,055)     (145,940)
  Increase/(Decrease) in accounts payable and
    accrued expenses                                    (496,106)      (72,186)
  Increase/(Decrease) in payroll taxes payable            35,399       (20,299)
  Increase/(Decrease) in other liabilities                 3,227      (349,746)
                                                      -----------     ---------

Cash provided (used) by operations                    (3,149,248)     (462,184)
                                                      -----------     ---------

CASH USED IN INVESTING ACTIVITIES
  Investment in holding company                                0             0
  Acquisition of furniture, equipment, and
   leasehold improvements                                (64,580)       (8,197)
                                                      -----------     ---------

CASH PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock from treasury                           0        59,320
  Proceeds from notes and loans payable                        0       278,000
  Proceeds from issuance of convertible debt           3,714,097             0
  Repayment of notes and other liabilities              (501,905)     (386,201)
                                                      -----------     ---------

NET INCREASE (DECREASE) IN CASH                           (1,636)     (519,262)

CASH - Beginning of period                                97,738       538,942
                                                      -----------     --------

CASH - End of period                                 $    96,102    $   19,680
                                                      ===========     ========


* - 1996 figure includes Discontinued Operations write-down of $350,588



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

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of December 31, 1997, and results of operations for the three months then ended.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:
---------

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

Also, the Company announced the signing of a letter of intent to purchase Vallerie's Transportation Services, Inc., a $28,000,000 regional transportation company with 300 employees and in excess of $3,000,000 in assets, including equipment. This acquisition is pending.


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

    CUSTOM CORRUGATED BUSINESS:
An exciting opportunity has presented itself to the newly formed Custom Corrugated Business. This opportunity is the creation of a manufacturing operation for the production of custom, personalized corrugated boxes. This core business will lend itself to expand our customer base. Equipment has been identified and poised for its conception.

APAC stores use basic corrugated, and buy individually, paying above market prices. Through the Association of Packagers and Carriers and Rapid Delivery Service, cost to these stores may be cut by volume purchasing, and a new market created for customized box making for smaller orders. APAC stores provide an additional benefit to our corporation by each becoming a potential salesperson. With minimal training, APAC store owners can enhance their earnings by selling customized corrugated to their customers, creating a huge network sales force with small sales overhead to Custom Corrugated.

PKGP anticipates acquisitions in the transportation area. Through this expected PKGP transportation network, distribution and allocation of finished goods will be provided to APAC members as well as all qualified customers. This network will also enable member stores to save on costs, through the overall centralization of products and logistics.

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

           NATIONAL TRADE SHOW & CONVENTION

RESULTS OF OPERATIONS -- THREE MONTHS
-------------------------------------

Three months ended December 31, 1997, as compared to the three months ended December 31, 1996:
                                         Three Months Ended
                                             December 31,
REVENUES                                1997             1996
--------                                ----             ----
Royalty                               $   -0-         $     285
Merchandise and services               730,497           21,950
Other                                     -0-           119,745
                                      --------        ---------
                                      $730,497        $ 141,980
                                      ========        =========

COST OF REVENUES
----------------
Merchandise and services              $408,139        $  10,500
                                      ========        =========



RESULTS OF OPERATIONS - SIX MONTHS
----------------------------------

Six months ended December 31, 1997, as compared to the six months ended December 31, 1996:
                                           Six Months Ended
                                             December 31,
REVENUES                                 1997            1996
--------                                 ----            ----
Royalty                              $      -0-       $   5,627
Merchandise and services              1,421,768          43,905
Other                                       -0-         179,745

                                     $1,421,768       $ 229,277
                                     ==========       =========

COST OF REVENUES
----------------
Merchandise and services             $  782,004       $   25,239
                                     ==========       ==========

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

During the three months ended December 31, 1997, the Company's operations generated total revenues of $730,497 from the abovementioned operations, compared to $142,000 for the corresponding prior year period. Cost of revenues were $408,139 and $10,500 respectively.

Accordingly, gross operating income for the three months ended December 31, 1997 was $322,358 compared to $141,980 for the corresponding period in 1996.

Selling, general and administrative expenses were approximately $1,263,000 for the three months ended December 31, 1997, compared to approximately $327,000 for the corresponding period in 1996.

Similarly, for the six month period ended December 1997, total income was approximately $1,422,000 compared to approximately $229,000 for the prior year period. Cost of revenues was $782,000 and $25,000 respectively, resulting in gross operating income for the periods of $640,000 and $204,000 respectively.

Selling,  general and administrative expenses were approximately  $2,631,000 for
the  six  months  ended  December  31,  1997,   compared  to  $656,000  for  the
corresponding 1996 period.

Generally, increases in revenue and expenses of 1997 over 1996 are as a result of new businesses coming on line and being integrated. 1997 expenses also include in excess of $600,000 of allocated costs directly related to convertible debt.

In October, 1997 the business of Rapid Delivery Services was discontinued. This discontinuance is the subject of litigation involving the subsidiary's former president and others.

On January 16, 1998, the Company, in a press release, announced the suspension of conversions with respect to its "offshore" convertible debentures, since the Company believes several debenture holders had breached the terms of the Subscription Agreements relating to the debentures. The Company expects this matter to be resolved on terms favorable to the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended December 31, 1997, the Company used cash flow from operations of $3,149,000 due in part to the net loss of $2,236,000 for the same period. Investing activities used $65,000. Financing activities in the six month period provided a net of $3,212,000, due to the issuance of convertible debt. The net result of the activity for the six month period was a decrease in cash of $2,000.

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

PART II -- OTHER INFORMATION
----------------------------

Item 1.    LEGAL PROCEEDINGS
           -----------------

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

      The Company settled in April, 1997, a litigation involving the business of a former subsidiary. The settlement calls for monthly payments by the Company totaling $270,000, of which $220,000 has been paid, with three monthly payments remaining totaling $50,000.

Legal proceedings were commenced by several "offshore" convertible debenture holders as a result of the Company's suspension of conversions. The Company expects these matters to be resolved on terms favorable to the Company and an agreement with the debenture holders has been reached in principle.

      The Company is involved in a few small lawsuits with vendors and suppliers and claims for fees of certain professionals. These claims are all disputed by the Company. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

Item 2.    CHANGES IN SECURITIES -- NONE
           -----------------------------

Item 3.    DEFAULTS ON SENIOR SECURITIES -- NONE
           -------------------------------------

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
           ---------------------------------------------------
                  NONE

Item 5.    OTHER INFORMATION -- NONE
           -------------------------

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K -
           --------------------------------

                Current report filed on Form 8-K dated October 2, 1997.

                                   SIGNATURES
                                   ----------

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


Dated: March 13, 1998