Form 10QSB
period 1998-03-31
PACKAGING PLUS SERVICES INC
filed 1998-06-02
CIK 857351

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

                         Commission File Number 0-18094

                          PACKAGING PLUS SERVICES, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                       11-2781803
-------------------------------              ------------------------------
(State or other jurisdiction of              (I.R.S. Employer Ident Number)
 incorporation or organization)

 20 SOUTH TERMINAL DRIVE, PLAINVIEW, NEW YORK                 11803
---------------------------------------------               ----------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (516) 349-1300.
                                                   ---------------

Securities registered pursuant to Section 12 (g) of the Act:

                                  COMMON STOCK
                                ----------------
                                (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1998:

--------------------------------------------------------------------------------
                                $2,104,338.48
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
COMMON STOCK                                 OUTSTANDING AT MARCH 31, 1998:
--------------------------------------------------------------------------------
CLASS "A"                                              35,784,429
CLASS "B"                                               1,280,000

                          PACKAGING PLUS SERVICES, INC.
                          -----------------------------

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - March 31, 1998                                                1
 Combined Statement of Operations - Three and nine
 months ended March 31, 1998                                                   2

 Combined Statement of Cash Flows -- Three and                                 3
 and nine months ended March 31, 1998.

 Notes to Combined Financial Statements                                        4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                5-9

PART II - OTHER INFORMATION                                                   10


SIGNATURE                                                                     10

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT MARCH 31, 1998


                                                  AT 3/31/98        AT 12/31/97     CHANGE IN
                                                 YEAR TO DATE       YEAR TO DATE      PERIOD     AT 3/31/1997
ASSETS                                           NINE MONTHS         SIX MONTHS      3/31/98       YEAR AGO
------                                          -------------------------------------------------------------
CURRENT ASSET
 Cash                                                (50,213)         96,102    $   (146,315)   $     29,649
  Restricted Cash                                    102,000         102,000               0         292,704
  Accounts receivable, net of allowance
    for doubtful accounts of $190,000
    & $67,500 resp                                   438,432         334,483         103,949
  Inventory                                           94,836          94,836               0          22,700
  Loans & Notes receivable, net of
    allowance of $161,000                             70,443          67,743           2,700          59,743
  Loans to Officers                                  420,581         310,653         109,928
  Other, primarily prepaid expenses                  767,840         366,484         401,356       1,267,072
                                                -------------------------------------------------------------
TOTAL CURRENT ASSETS                               1,843,919       1,372,301         471,618       1,671,868

FURNITURE, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net                                  343,515         372,914         (29,399)        315,337
REORGANIZATION VALUE, net of amortization            460,584         494,513         (33,929)        596,298
GOODWILL, Net                                      1,075,035       1,098,011         (22,976)        688,333
Deferred Financing costs & Other                   1,078,915       1,331,946        (253,031)
                                                -------------------------------------------------------------

TOTAL ASSETS                                    $  4,801,968       4,669,685    $    132,283    $  3,271,836
                                                -------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses            1,087,995         854,357         233,638         516,489
  Payroll taxes payable                               60,501          47,289          13,212          10,403
  Other                                               26,357          29,622          (3,265)          6,131
  Loans/Notes Payable                                596,241         423,349         172,892
  Convertible Debentures                           1,126,016       1,652,440        (526,424)
  Current maturities of long-term liabilities              0          62,128         (62,128)        524,863
                                                -------------------------------------------------------------
TOTAL CURRENT LIABILITIES                          2,897,110       3,069,185        (172,075)      1,057,886
LONG-TERM LIABILITIES                              1,617,213       1,617,213               0          47,708
                                                -------------------------------------------------------------

TOTAL LIABILITIES                               $  4,514,323    $  4,686,398    $   (172,075)   $  1,105,594

STOCKHOLDERS' EQUITY
  Common stock, Class "A", $0.06 par value;
     authorized 47,000,000 shares; 35,784,429
     issued and outstanding                        2,191,444         578,716       1,612,728         270,358
  Common stock, Class "B", $0.005 par value;
     authorized 3,000,000 shares; 1,280,000
     issued and outstanding                            6,400           6,400               0           6,400
  Additional paid-in capital                      12,285,754      12,546,320        (260,566)      9,785,220
  Deferred compensation related to stock
     issued for services                          (1,207,841)     (1,249,820)         41,979        (225,000)
  Valuation allowance                                      0               0        (425,000)
  Accumulated deficit                             (9,662,474)     (9,662,475)              0      (7,245,736)
  Current income (deficit)                        (3,325,638)     (2,235,854)     (1,089,784)
                                                -------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                           287,645         (16,713)        304,357       2,166,242
                                                -------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  4,801,968       4,669,685    $    132,283    $  3,271,836
                                                =============================================================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                             -------------------------------------------------------------
                                                  1998             1997            1998            1997
                                             -------------------------------------------------------------

INCOME:
Merchandise and Service Income               $    560,909    $    478,566    $  1,982,677    $    707,843
                                             -------------------------------------------------------------

COSTS AND EXPENSES:
Cost of goods and services                   $    406,049         323,601       1,188,053         348,840
Selling, General and administrative          $    647,419         588,183       2,686,227       1,244,166
Depreciation and amortization                $     82,230          69,193         232,599         178,016
                                             -------------------------------------------------------------
                                             $  1,135,698         980,977       4,106,879       1,771,022
                                             -------------------------------------------------------------
OPERATING INCOME (LOSS)                          (574,789)       (502,411)     (2,124,202)     (1,063,179)

INTEREST INCOME                                                         0               0           1,218
INTEREST EXPENSE                                  128,481           4,534         222,940          16,094
                                             -------------------------------------------------------------

EXTRAORDINARY FINANCE EXPENSE                     386,514                         978,496

INCOME (LOSS) FROM CONTINUING OPERATIONS         (703,270)       (506,945)     (2,347,142)     (1,078,055)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS              0               0               0         342,938
EXTRAORDINARY LOSS FROM FINANCING                (386,514)              0        (978,496)              0
                                             -------------------------------------------------------------

NET INCOME (LOSS)                              (1,089,784)       (506,945)     (3,325,638)       (735,117)
                                             =============================================================

PROFIT (LOSS) PER COMMON SHARE
Profit (Loss) from continuing operations            (0.02)          (0.10)          (0.06)          (0.30)
Profit (Loss) from discontinued operations           0.00            0.00            0.00            0.09
Profit (Loss) from financing activities             (0.01)           0.00           (0.03)           0.00

Net Profit (Loss) Per Common Share                  (0.03)          (0.10)          (0.09)          (0.20)
                                             -------------------------------------------------------------

Weighted average number of
shares used in calculation                     37,784,429       5,028,433      37,784,429       3,643,348
                                             -------------------------------------------------------------


PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                     ---------------------------
CASH FLOWS PROVIDED BY OPERATIONS                        1998            1997
                                                     ---------------------------
  Net Loss                                            (1,089,784)      (735,117)

  Common stock issued as compensation                    260,566        700,000
  Common Stock issued in lieu of cash                     41,979        709,000
  Depreciation & amortization                             82,230        178,016
                                                     ---------------------------
                                                        (705,009)       851,899
CHANGE IN ASSETS AND LIABILITIES:
  (Increase)/Decrease in restricted cash                       0         54,000
  (Increase)/Decrease in accounts receivable            (103,949)       (31,662)
  (Increase)/Decrease in inventory                             0              0
  (Increase)/Decrease in loan to officer                (109,928)       (96,000)
  (Increase)/Decrease in notes receivable                 (2,700)             0
  (Increase)/Decrease in deferred expenses
     and other assets                                    (91,420)      (787,014)
  (Increase)/Decrease in intangible assets                     0       (688,333)
  Increase/(Decrease) in accounts payable and
    accrued expenses                                     233,638          1,934
  Increase/(Decrease) in payroll taxes payable            13,212        (21,885)
  Increase/(Decrease) in other liabilities                 3,265        (35,824)
                                                     ---------------------------

Cash provided (used) by operations                      (762,891)      (752,885)
                                                     ---------------------------

CASH USED IN INVESTING ACTIVITIES
  Investment in holding company                                0              0
  Acquisition of furniture, equipment, and
   leasehold improvements                                (29,399)       (44,715)

                                                     ---------------------------

CASH PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock from treasury                           0        144,020
  Proceeds from notes and loans payable                  172,892        559,613
  Proceeds from convertible debentures                   526,424
  Repayment of notes and other liabilities               (53,341)      (415,326)
                                                     ---------------------------

NET INCREASE (DECREASE) IN CASH                         (146,315)      (509,293)

CASH - BEGINNING OF PERIOD                                96,102        538,942
                                                     ---------------------------

CASH - END OF PERIOD                                     (50,213)        29,649
                                                     ===========================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                        (UNAUDITED) AS AT MARCH 31, 1998


1.    BASIS OF PRESENTATION
---------------------------

Reference is made to the Company's Consolidated financial statements as of June 30, 1997 and for the fiscal year then ended, filed with the United States Securities and Exchange Commission for a complete discussion of the Company's significant accounting policies and other matters.

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of March 31, 1998, and results of operations for the nine months then ended.


                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The business of Packaging Plus has undergone a major transition since its emergence from reorganization on May 14, 1994.

Management has developed new ancillary businesses to support its former core business of franchising.

Management is now concentrating on raising new capital and focusing on new ventures, including APAC, its multi-faceted association of packaging centers nationwide connected through the World Wide Web.

Management views this year as a period of transition and anticipates growth based upon its decision to concentrate on core business development through APAC in particular.

PKGP's principal subsidiaries and divisions include:
-- The Association of Packagers and Carriers, Inc.;
-- Packaging Plus Services Logistics, Inc.;
-- Images Design and Marketing
-- UniqueNet, Inc.;
-- Manhattan Concierge and
-- Office Quick

During September 1997 PKGP acquired Office Quick, a postal and service center including copying, access to computers, printing, the Internet and other related communications. Office Quick President Nick Deleone, was formerly Mail Box Etc.'s number one franchisee in sales for seven of ten years from 1984 to 1993, and in 1988 received the "Individual Franchisee of the Year" award. Mr. Deleone has become APAC's new President and CEO, and will assist APAC store owners to increase their sales volume and APAC profitability.

In January 1997, the Company purchased the Entertainment division of U.S. Transportation Systems, Inc. The division consisted mainly of: Downtown Theatre Ticket Agency, Inc., or Advance Entertainment (now known as "Manhattan Concierge"), which provide theater, sports and special events tickets and concierge services. The Company intends to incorporate this division into its expanding list of services to the members of APAC. These services are marketed through toll-free phone numbers (1-888-NYSHOWS, 1-800-NYSHOWS AND 1-800-THE-SHOW).

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

In 1994, the Company acquired an advertising agency, Images Design & Marketing (Images). This agency is the in-house marketing and promotional department of the Company while simultaneously serving third party clients. The service of Images is primarily utilized to maximize the Packaging Plus and APAC names and trademarks. Images is also expected to reduce advertising costs for APAC members by eliminating the "agency commissions" paid to an advertising agency by printers and other sources of media.

Last quarter, the Company announced the signing of an agreement to purchase Valleries Transportation Services, Inc., a $28,000,000 regional transportation company with 300 employees and in excess of $3,000,000 in assets, which was in reorganization in Bankruptcy Court. This acquisition was contemplated by the Company and proposed to close, subject to Court approval in March 1998. The Court, in concert with various classes of creditors, chose to liquidate the assets of Valleries rather than proceed with the Company's purchase.

THE ASSOCIATION OF PACKAGERS AND CARRIERS (APAC): Private postal and business service centers form a highly fragmented cottage industry. This industry generates over $5 billion in sales and consists of more than 15,000 independent operators. PKGP believes there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. APAC members are connected to other members and APAC Headquarters via the APAC Web Site (www.useapac.com) or by telephone at "1-888-USE-APAC". The APAC Web Site is utilized not only by members but also by the general public. Only one APAC store per Zip Code will be accepted, thus creating competition and internal quality control standards.

APAC is an association formed to create a long overdue and needed profitable partnership between packaging store owners and carriers, similar in theory to FTD. APAC provides store owners with a variety of cost-effective services and products to increase their profitability, WHILE THEY STILL MAINTAIN THEIR LOCAL IDENTITIES OR FRANCHISE LOYALTIES. APAC will provide consumers nationwide with a feeling of quality assurance when they frequent an APAC location.


               SERVICES OFFERED TO APAC MEMBERS & STRATEGIC GOALS
               --------------------------------------------------

APAC has been formed to create a value-added association among packaging and shipping centers as well as the actual carriers of freight worldwide.

In return for a low monthly membership fee APAC offers a unique combination of value-added services. A list of immediate and future benefits for association members includes:

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

On January 28, 1998, the Company announced today that APAC had formed the APAC Advisory Council (AC). This council consists of APAC members from 7 regions of the United States as well as APAC president, Nick DeLeone. The goal of the AC is to obtain a more specific regional view of the CMRA industry through the cooperative efforts of the AC members.

On February 5, 1998, the Company announced that it has secured a strategic partnership with ATCALL, Inc. and will become APAC's exclusive provider and distributor of Prepaid Phone Cards. ATCALL's alliance with APAC establishes the first exclusive service available to APAC members.

To promote increased awareness of the APAC brand among its members stores, the APAC Prepaid Phone Card will prominently feature the APAC logo. Also, when APAC member store consumers use the card they will hear a customized voice message thanking them for shopping at an APAC member store and for using the card. APAC member stores will make the phone cards available to consumers in three of the most popular prepaid phone card denominations: $5, $10 and $20. The APAC Prepaid Phone Card will be promoted to APAC members through APAC's bi-monthly newsletter as well as at APAC industry conferences and events.

On March 17, 1998 the Company announced that APAC had formed a strategic alliance with Kodak to make available the Kodak Image Magic Picture Maker to APAC member stores nationwide.

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

UNIQUENET: In 1996, the Company launched its venture called UniqueNet. UniqueNet is an interactive, specialty gifts Web Site on the Internet's WorldWide Web (UnaiqueNet.Com). The Web Site showcases the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site view, select and purchase products through their personal computer using an on-line order form or regular mail. The line of products is expanding rapidly as new products are introduced.

Packaging Plus Services, Inc. (PKGP), is an integrated business service conglomerate. Its principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc., Manhattan Concierge, Office Quick, Packaging Plus Services Logistics, Inc., Images Design and Marketing, and UniqueNet.

During this period, Images Design and Marketing continues to operate as an "in-house" advertising arm for Packaging Plus Services, Inc., in preparing and establishing advertising related to the Company's new ventures.

During the three months ended March 31, 1998, the Company's operations generated total revenues of $560,909 from the above mentioned operations, compared to $478,566 for the corresponding prior year period. Cost of revenues were $406,049 and $323,601, respectively.

Accordingly, gross operating income for the three months ended was $154,860 compared to $154,965 for the corresponding period March 31, 1998.

Selling, general and administrative expenses were $647,419 for the three months ended March 31, 1998, compared to approximately $588,183 for the corresponding period March 31, 1997.

Similarly, for the nine month period ended March 31, 1998, total revenues was approximately $1,982,677 compared to $707,843 for the prior year period. Cost of revenues was $1,188,453 and $348,840 respectively, resulting in gross operating income for the periods of $794,224 and $359,003, respectively.

Selling, general and administrative expenses was $2,686,227 for the nine months ended March 31, 1998, compared to $1,244,166 for the corresponding March 31, 1997 period.

Generally, increases in revenue and expenses of 1998 over 1997 are the result of new businesses development. Third quarter 1998 expenses also include in excess of $386,514 of allocated costs directly related to convertible debt.

LIQUIDITY AND CAPITAL RESOURCES- FOR THE THIRD QUARTER 1998
-----------------------------------------------------------

During the three months ended March 31, 1998, the Company used cash flow from operations of $762,891 due in part to the net loss of $1,089,783 for the same period. Investing activities used $29,399. Financing activities in the quarter provided a net of $645,975 due primarily to the issuance of convertible debt. The net result of the activity for the quarter was a decrease in cash of $146,315.

Until APAC is fully operational, the Company will require additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit and obtaining additional equity. Management continues to explore methods to increase working capital through traditional credit facilities, convertible subordinated debt and additional equity infusions.


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

The Company is involved in a few small lawsuits with vendors and suppliers and claims for fees of certain professionals. These claims are disputed by the Company. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.


Item 2. CHANGES IN SECURITIES -- NONE
        ---------------------


Item 3. DEFAULTS ON SENIOR SECURITIES -- NONE
        -----------------------------


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE
        ---------------------------------------------------


Item 5. OTHER INFORMATION - SUBSEQUENT EVENTS
        -------------------------------------

On April 21, 1998, the Company announced that the initial equipment necessary to operate its subsidiary Customized Corrugated Corporation (CCC) is being acquired and will be installed in the Company's warehouse in Plainview, NY. The costs of the initial equipment is $348,000 and financing will be provided by RCC Finance Group, Ltd.

On April 29, 1998, the Company announced that APAC named PAYCHEX, INC. as a Preferred Vendor for APAC members. PAYCHEX is a national payroll processing and payroll tax preparation company for small to medium-sized businesses. The company will be offering special pricing to APAC members who utilize its services.

On May 5, 1998 the Company announced that APAC selected NOVA INFORMATION SYSTEMS, INC. (NYSE:NIS), as its recommended provider of credit card and debit card processing for APAC members throughout the United States.

NOVA is the fifth largest payment processor in the U.S., with a volume in excess of $24 billion annually generated by more than 170,000 merchants nationwide. The company will process and settle point-of-sale (POS) transactions for participating APAC member associates. Current credit card transaction volume for APAC members is in excess of $250 million per year.

APAC members will also receive such services as SCAN check verification, which determines whether a check writer has any uncollected checks within the vast network of reporting retailers. Other SCAN features include free check collection, on-line debit card acceptance, "Auto-Close" automatic daily batch settlement, and customization options for each establishment and terminal location.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K - None.
        --------------------------------


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PACKAGING PLUS SERVICES, INC.


                                               /S/ RICHARD A. ALTOMARE
                                               -----------------------------
                                               Richard A. Altomare, President
                                                 As Registrant's duly authorized
                                                 Chairman of the Board.



Dated: May 20, 1998