Form 10QSB/A
period 1998-03-31
PACKAGING PLUS SERVICES INC
filed 1998-08-14
CIK 857351

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

                          PACKAGING PLUS SERVICES, INC.
                          -----------------------------

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - March 31, 1998                                                1

 Combined Statement of Operations - Three and nine
 months ended March 31, 1998                                                   2

 Combined Statement of Cash Flows -- Three                                     3
 and nine months ended March 31, 1998.

 Statement of Cash Flows -- Nine months                                        4
 ended March 31, 1998.

 Notes to Combined Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                               6-10

PART II - OTHER INFORMATION                                                   12


SIGNATURE                                                                     13

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
                                                     ===========================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 1998


                                                                   -------------
                                                                     NINE MONTHS
CASH FLOWS PROVIDED BY OPERATIONS                                        1998
                                                                   -------------
  Net Loss                                                           (3,325,638)

  Common stock issued as compensation                                   955,261
  Common Stock issued in lieu of cash                                   467,345
  Depreciation & amortization                                           232,599

CHANGE IN ASSETS AND LIABILITIES:
  (Increase)/Decrease in restricted cash                               (102,000)
  (Increase)/Decrease in accounts receivable                           (131,203)
  (Increase)/Decrease in inventory                                      (64,096)
  (Increase)/Decrease in loan to officer                                (91,851)
  (Increase)/Decrease in notes receivable                                (2,700)
  (Increase)/Decrease in deferred expenses
     and other assets                                                (1,684,139)
  (Increase)/Decrease in intangible assets                                    0
  Increase/(Decrease) in accounts payable and
    accrued expenses                                                   (262,468)
  Increase/(Decrease) in payroll taxes payable                           48,611
  Increase/(Decrease) in other liabilities                                  (38)
                                                                   -------------

Net Cash provided (used) by operations                               (3,960,317)

CASH USED IN INVESTING ACTIVITIES
  Investment in holding company                                               0
  Acquisition of furniture, equipment, and
   leasehold improvements                                               (35,181)

                                                                   -------------
                                                                        (35,181)

CASH PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock from treasury                                  1,936,359
  Proceeds from notes and loans payable                                 (14,958)
  Proceeds from convertible debentures                                2,044,329
  Repayment of notes and other liabilities                             (118,183)
                                                                   -------------
Net Cash provided by Financing Activities                             3,847,547

NET INCREASE (DECREASE) IN CASH                                        (147,951)

CASH - BEGINNING OF PERIOD                                               97,738
                                                                   -------------

CASH - END OF PERIOD                                                    (50,213)
                                                                   =============


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

During the nine months ended March 31, 1998, the Company used cash flow from operations of $3,960,317. The net loss was $3,325,638 for the same period. Investing activities used $35,181. Financing activities in the quarter provided a net of $3,847,547 due primarily to the issuance of convertible debt. The net result of the activity for the quarter was a decrease in cash of $147,951.

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



Dated: August 14, 1998