Form 10-K
period 1998-06-30
UNIVERSAL EXPRESS INC/
filed 1998-12-17
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 1997 TO JUNE 30, 1998

                         Commission file number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                      A Nevada Corporation ID.# 11-2781803

               20 South Terminal Drive, Plainview, New York 11803

        Registrant's telephone number including area code (516) 349-1300

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                 CLASS A COMMON STOCK PAR VALUE $0.005 PER SHARE
                 -----------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days. Yes X    No
            ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for the period $2,509,442.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 30, 1998, $947,700 (based on 2,340,000 shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X   No
                                                 ---    ---

The registrant had 1,835,081 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 1998 and 1,280,000 shares of Class B Common Stock.

Total number of sequentially numbered pages in this document:  (24).

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

Universal Express (USXP), formerly known as "Packaging Plus Services, Inc.", is an integrated business service company under the direction of its Chairman and Chief Executive Officer, Mr. Richard Altomare.

The Company is engaged primarily in the development of its Association of Packagers and Carriers (APAC) and expanding the Company's presence in the private postal and international shipping industries. APAC is an association with the goal of unifying and organizing independent and franchised postal stores nationwide. The Company is also active in acquiring businesses that complement and improve APAC. This multi-faceted association of packaging centers nationwide is connected through the World Wide Web.

                         THE BUSINESS OF THE CORPORATION
                         -------------------------------

USXP's principal subsidiaries and divisions include the APAC, Manhattan Concierge, Office Quick, Packaging Plus Services (customized corrugated business), Images Design and Marketing and UniqueNet. The business of the corporation is fully described on our Website at WWW.USXP.COM.

In August, 1998 the Company announced the execution of an agreement to purchase all of the assets of Skyworld International Courier (SkyNet Miami). The closing of the SkyNet acquisition is pending and is subject to the terms of the agreement.

In September 1997 USXP acquired Office Quick, a postal and service center including copying, access to computers, printing, the Internet and other related communications media. Office Quick President Nick Deleone, was formerly Mail Box Etc.'s number one franchisee in sales for seven of ten years from 1984 to 1993, and in 1988 received the "Individual Franchisee of the Year" award. Mr. Deleone became APAC's new President and CEO, and he concentrates on assisting APAC store owners to increase their sales volume and APAC profitability.

In January 1997, the Company purchased the Entertainment division of U.S. Transportation Systems, Inc. The division consist mainly of Downtown Theatre Ticket Agency, Inc., or Advance Entertainment (now known as "Manhattan Concierge"), which provides theater, sports and special events tickets and concierge services. The Company intends to incorporate this division into its expanding list of services to the members of APAC. These services are marketed through toll-free phone numbers (1-888-NYSHOWS, 1-800-NYSHOWS AND 1-800-THE-SHOW).

These concierge agencies are nationally promoted sources for high visibility venues such as the Olympics, U.S. Open, Super Bowl and The World Series. They have been serving corporate and individual clients throughout the United States for over fifty-three years. USXP will incorporate this value-added service into APAC's expanding menu of offerings to its members stores while attempting to increase Manhattan Concierge's own business presence in the entertainment industry. Its contract with MBNA credit card holders supports that direction.

In 1994, the Company acquired an advertising agency, Images Design & Marketing (Images). This agency is the in-house marketing and promotional department of the Company while simultaneously serving third party clients. The service of Images will be primarily utilized to maximize the Universal Express and APAC names and trademarks. Images is also expected to reduce advertising costs for APAC members by eliminating the "agency commissions" paid to an advertising agency by printers and other sources of media.

                THE ASSOCIATION OF PACKAGERS AND CARRIERS (APAC)
                ------------------------------------------------

Private postal and business service centers form a highly fragmented cottage industry. This industry generates over $10 billion in sales and consists of more than 15,000 independent operators. USXP believes that there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. APAC members will be connected to other members and APAC Headquarters via the APAC Web Site (www.useapac.com) or by telephone at "1-888-USE-APAC". The APAC Web Site will be utilized not only by members but also by the general public. Only one APAC store per Zip Code will be accepted, thus creating competition and internal quality control standards.

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

                        SERVICES OFFERED TO APAC MEMBERS
                        --------------------------------

APAC was formed to create a value added network among Postal Business Centers as well as the actual carriers of freight worldwide.

In return for a low monthly membership fee, APAC offers a unique combination of value-added services. A list of immediate and future benefits for association members will include:

IMMEDIATE BENEFITS:
               Monthly Newsletter Magazine
               Savings on shipping prices through quantity discounts Centralized billing to lower certain costs
               Pre-paid discounts on shipping
               Professional theme coordinated advertising programs
               APAC Web Site linking all members with outside customers E-mail customer leads
               Scholarship Programs for members' children
               Packaging education programs
               National Expo & Regional Conference
               APAC health/ dental insurance
               APAC shipping insurance
               Computer software/ hardware, Sales and consulting
               Shipping hot line and tracking for customers
               Continual development of new profit centers
               Quality control for member and customer benefits
               Affordable legal representation
               National customer service satisfaction department
               Political lobbying
               Stock option plan
               Vacation of the month program
               Discounted air cargo/ next day worldwide rates
               Discounted copier and/or fax, postal meter leasing programs Discounted long distance rates
               Discounted printing programs
               Discounted van and equipment leasing program
               National network of regional office products wholesalers Store layout and design
               Store fixtures and leasing

In March , 1997, APAC held its first Advisory Council meeting in Las Vegas, Nevada. Membership was well attended from all seven APAC regions throughout the United States.

During the year, APAC announced formalized relationships with leading vendors, for use of its members including Kodak, Atcall, Panasonic, Nova, Paychex and other significant vendors.

In September, 1998, APAC held a joint four days meeting with The Business Products Industry Association (BPIA) in Orlando, Florida, which meeting was very well attended.

FUTURE BENEFITS should include but not be limited to: mail order contracts for individual stores, national moving preparation program, direct access to packing supplies, audio- visual training, electronic car/ truck rental, national television advertising, auto club, video conferencing, bar-coded luggage national pick-up program, advertising revenues directly from carriers.

This value-added Association is expected to revitalize the private postal industry and position itself for additional acquisitions within the transportation industry that benefit its members' collective strength.


             ADDITIONAL SUPPORT AND SERVICES OFFERED TO APAC MEMBERS
             -------------------------------------------------------

The Company provides valuable services to the APAC member to help ensure its success. These services include:

BUSINESS DEVELOPMENT SEMINARS: The Company organizes business development seminars for its members. These seminars cover the latest trends and products in the industry and to assist members in the development of new products and services. Through the APAC Web Site, members are able to take educational courses during down time or after store hours. Initial courses are: RUNNING YOUR APAC STORE, APAC CUSTOMER RELATIONS, HOW TO GET CUSTOMERS and MAXIMIZING YOUR PROFIT CENTER.

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

                             PACKAGING PLUS SERVICES
                             -----------------------

Packaging Plus Services, Inc. is the corrugated box subsidiary of USXP. The manufacturing facility will be located in Farmingdale, New York, relatively close to the main office. The company will be a full service corrugated box manufacturer. Additionally, other equipment has been identified and readied for purchase. This core business will lend itself to expanding the customer base and "trim-out" a new and enhanced market. The additional equipment and marketing effort will enable Packaging Plus Services, Inc. to become an impact player in the corrugated market.

APAC Stores use basic corrugated and because of their non-centralized purchasing, they are forced to pay above market prices. Through the Association of Packages and Carriers, the APAC Stores will be able to purchase through a centralized purchasing, thus lowering their costs and making their overall operations more competitive. This would enable the APAC Stores to create a new market for customized boxes which helps to expand their customer base and increase market share. APAC Store owners can increase their earnings by selling customized and/or specialized corrugated boxes to their customers. This would, in effect, create a large sales force network with virtually no overhead for Packaging Plus' corrugated division.

                           IMAGES DESIGN AND MARKETING
                           ---------------------------

In 1994, management acquired an advertising agency, Images Design & Marketing. This agency is the in-house marketing and promotional department of the Company while simultaneously serving third party clients. Images occupies space in the same building that the Company leases. By utilizing this arrangement, management expects to achieve substantial cost savings on its promotional programs and marketing support of its other subsidiaries. Management expects to reduce the cost of development of marketing and promotional programs for the Service Centers, thereby inexpensively maximizing promotion of the Universal Express and APAC names and trademarks.

Management expects to reduce advertising expenditures for APAC Members through group buying discounts and eliminating the "agency commissions" paid to an ad agency by printers and sources of media. Typically, printers of promotional material and media outlets such as newspapers, magazines and radio escalate costs more for infrequent users.

                                    UNIQUENET
                                    ---------

In 1996, the Company launched its venture called UniqueNet. UniqueNet is an interactive, specialty gifts Web Site on the Internet's World Wide Web (UniqueNet.Com). The Web Site will showcase the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site will be able to view, select and purchase products through their personal computer using an on-line order form or regular mail. The line of products will be expanding rapidly as new products are introduced. A retail partner is presently being examined.

                                   COMPETITION
                                   -----------

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

                               INDUSTRY BACKGROUND
                               -------------------

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


                                   MANAGEMENT
                                   ----------

Mr. Richard A. Altomare has been President and CEO of Universal Express since May 1992. Mr. Altomare, a reorganization specialist and investor, took control of Universal Express in December 1991. He directs the Company, and has built (and is continuing to build) a multi-faceted Company foundation for future growth in the global marketplace. He envisions a synergistic company capable of creating a profitable partnership between packaging store owners and carriers. He believes that the Company's advancement beyond the simple franchise organization concept to involve all packaging and postal centers into one worldwide organization is quite possible.

                          TRADE MARKS AND SERVICE MARKS
                          -----------------------------

The Company is the owner of trademarks and service marks for the names Universal Express, Manhattan Concierge, Association of Packagers and Carriers (APAC), Packaging Plus and UniqueNet.

                                    EMPLOYEES
                                    ---------

As of June 30, 1998, the Company employed 30 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its APAC and expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 1997 and beyond. The Company's Stock Option Plan provides for the issuance of up to 1.25 million shares of the Company's class A common stock.

                                     ITEM 2
                                     ------

                            DESCRIPTION OF PROPERTIES

USXP headquarters is approximately 15,000 square feet in Plainview, NY. The Company plans to purchase the entire building of 21,000 square feet for future expansion. Also, additional space will be needed for its customized corrugated business. This corrugated subsidiary called Packaging Plus Services, Inc. will be located in Farmingdale, NY. The machinery and offices will be in an 11,000 square foot warehouse with dock accessibility. The Company also maintains 6,000 square. feet of office space in Manhattan for its Entertainment businesses and 1950 square feet of retail space for its subsidiaries, Office Quick and APAC.


                                     ITEM 3
                                     ------

                                LEGAL PROCEEDINGS

The Company has commenced litigation against seventeen former franchisees for non-payment of royalties over a number of years and for failure to file monthly reports upon which royalties were based. It is anticipated that a portion of the total amount claimed will be eventually recovered. The total amount sought in the suits exceeds $400,000.

The Company is also involved in a number of old lawsuits with vendors and suppliers and claims for fees of certain professionals. These claims are all disputed by the Company. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

The Company filed a suit in Florida in April against Select Capital, Ronald G. Williams and others connected with Select Capital for compensatory and punitive damages and a return of fees and a commissions for failing to honor previous funding commitments and promises, for an amount in excess of $68 million dollars.

                                     ITEM 4
                                     ------

                 SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No meeting of shareholders was held during the year.


                                     PART II
                                     -------

                                     ITEM 5
                                     ------

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock has been trading under the symbol "USXP" on the automated quotation system maintained by the National Quotation Bureau, Inc., (the "Bulletin Board") since June 30, 1998. Prior to this date, the Company's common stock traded under the symbol "PKGP" on the Bulletin Board.

The following table sets forth the range of high and low bid quotations on the Bulletin Board for the Common Stock during the quarterly periods of the Current Period. The source of these quotations is the National Quotations Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The quotations also reflect the 1:70 reverse stock split effective June 30, 1998.
                                                               BID
                                                               ---
           QUARTER ENDED                            LOW                HIGH
           -------------                            ---                ----

              9/30/97                               $0.406            $1.25
             12/31/97                               $0.16             $0.687
              3/31/98                               $0.043            $0.29
              6/30/98                               $2.375            $2.375

As of June 30, 1998, there were over 850 holders of record of the Company's Common Stock.

The Transfer Agent and Registrar of the Company's Common Stock is OTC Corporate Transfer Service Co.

No dividends have been declared in respect of the Company's Common Stock in the Current Period or in the prior two (2) fiscal years.

                                     ITEM 6
                                     ------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Included in this report are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including sales levels, distribution and competition trends and other market factors.

                                    OVERVIEW:
                                    ---------

The business of Universal Express has undergone major transitions since 1994 with the development and growth of APAC and the acquisition of Manhattan Concierge and Office Quick.

Management is now concentrating on raising new capital to further develop APAC, its multi-faceted national Association of Packaging centers nationwide connected through the World Wide Web, and for future acquisitions.

Management views this year as a period of continued transition and anticipates growth based upon its decision to concentrate on core business development through APAC in particular, and further acquisitions in the shipping business, including the pending acquisition of SkyNet Miami.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1998:
-------------------------------------------------------

                                                  TWELVE MONTHS ENDED
                                                  JUNE 30, 1998    JUNE 30, 1997
                                                  -------------    -------------
REVENUES:
---------
Ticket Sales                                     $ 1,706,939        $ 1,026,987
Merchandise & Service Sales                          506,835             66,391
Delivery Services                                    293,835            118,644
Royalty                                                 --                5,977
Advertising                                             --                 --
Other income                                           1,929            179,745
                                                  -----------        -----------
                                                 $ 2,509,442        $ 1,397,744
                                                  -----------        -----------

COSTS & EXPENSES:
-----------------

Cost of Goods Sold                               $ 1,663,051        $   834,766
Selling, General & Admin                           4,304,644          3,759,330
Depreciation & Amortization                          446,675            263,948

                                                 $ 6,414,370        $ 4,858,044
                                                 -----------        -----------

Loss From Cont. Operations                        (3,904,928)        (3,460,300)

Interest Expense
Convertible Debentures and Other                  (2,989,062)           (34,244)

Net Loss                                         $(6,903,990)       $(3,494,544)
                                                 -----------        -----------


TWELVE MONTH ANALYSIS
---------------------

During the year, the Company's operating revenues increased to $2,509,000 from $1,398,000 for 1997, an increase of $1,111,000, or 80%.

Cost of revenues, was $1,663,000 and $835,000, respectively.

Gross operating income for the year was $846,000 compared with $563,000 for 1997, an increase of 50%.

Selling, general and administrative expenses were $4,305,000 for 1998 compared with $3,759,00 for 1997.

Generally, increases in revenue and expenses for 1998 over 1997 are the result of new business development.

The overall loss for the year was greatly affected by discounts, fees and interest arising from convertible debentures, which were paid off in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the twelve month period ended June 30, 1998, the Company's cash position increased by approximately $130,000 to $228,000. The Company's financing activities provided $5,489,471 while $5,359,316 was used in its operating and investing activities.

Until APAC is fully operational, the Company will continue to rely on equity and debt raises to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

Management is presently exploring methods to increase available credit lines as well as methods to increase working capital through both traditional and non-traditional debt services.

                                     ITEM 7
                                     ------

                              FINANCIAL STATEMENTS

The Company's audited financial statements for the Current Period are found on the next succeeding pages of this Report on Form 10-KSB.


  `                                     15

                             UNIVERSAL EXPRESS, INC.
                                AND SUBSIDIARIES
                (FORMERLY KNOWN AS PACKAGING PLUS SERVICES, INC.
                                AND SUBSIDIARIES

                          REPORT ON AUDITS OF FINANCIAL
                                   STATEMENTS

                       YEARS ENDED JUNE 30, 1998 AND 1997

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
       (FORMERLY KNOWN AS PACKAGING PLUS SERVICES, INC. AND SUBSIDIARIES)

                          INDEX TO FINANCIAL STATEMENTS







                                                                          PAGE
                                                                          ----

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS............         F-1

CONSOLIDATED BALANCE SHEETS......................................         F-2

CONSOLIDATED STATEMENTS OF OPERATIONS............................         F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..................         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS............................         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................         F-7

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
Board of Directors
Universal Express, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Universal Express, Inc. (Formerly known as Packaging Plus Services, Inc.) And Subsidiaries as of June 30, 1998 and June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Express, Inc. and Subsidiaries as of June 30, 1998 and June 30, 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's significant recurring operating losses raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financiang to fund operations. Management's plans in regard to these matters are described in Note
3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /S/ FELDMAN SHERB EHRLICH & CO., P.C.
New York, NY                         Feldman Sherb Ehrlich & Co., P.C.
October 31, 1998                     Certified Public Accountants

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------




                                                                  JUNE 30,
                                                              --------------
                                                             1998           1997
                                                             ----           ----

CURRENT ASSETS:
     Cash .............................................   $  227,893   $   97,738
     Accounts receivable, net of allowance for doubtful
       accounts of $142,000 and $190,000 respectively .      143,867      307,229
     Inventory ........................................       71,432       30,740
     Loan to officer ..................................      745,784      328,730
     Notes receivable, net of allowance for
       uncollectible notes of $161,000 ................         --         67,743
     Prepaid expenses and other current assets ........         --        143,957
                                                          ----------   ----------
       Total current assets ...........................    1,188,976      976,137
                                                          ----------   ----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation .....................................      320,268      308,334
                                                          ----------   ----------

OTHER ASSETS:
     Reorganization value of assets in excess of
       identifiable assets, net of accumulated
       amortization of $523,344 and $387,630 ..........      426,656      562,370
     Goodwill, net ....................................      998,010      913,276
     Deferred financing costs and other ...............      312,021      180,418
                                                          ----------   ----------
                                                           1,736,687    1,656,064
                                                          ----------   ----------

                                                          $3,245,931   $2,940,535
                                                          ==========   ==========






                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                             JUNE 30,
                                                                        -----------------
                                                                       1998            1997
                                                                       ----            ----

CURRENT LIABILITIES:
     Accounts payable and accrued expenses .....................   $  1,281,104    $  1,350,463
     Payroll taxes payable .....................................         87,863          11,890
     Other .....................................................         26,395          26,395
     Notes payable .............................................        508,394         611,199
     Convertible debentures ....................................        289,000         690,000
     Current maturities of long-term liabilities ...............        108,442         118,183
                                                                   ------------    ------------
       Total current liabilities ...............................      2,301,198       2,808,130
                                                                   ------------    ------------

LONG-TERM LIABILITIES ..........................................         32,272           8,900
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.005 par value; authorized 147,000,000
       shares, 1835,080 and 60,735 shares issued and
       outstanding, respectively ...............................          9,175         255,085
     Class B common stock, $.005 par value; authorized 3,000,000 shares, 1,280,000 and 1,280,000 shares issued and
       outstanding, respectively ...............................          6,400           6,400
     Additional paid-in capital ................................     17,998,520      10,578,498
     Cash received for stock rights ............................        640,000            --
     Accumulated deficit .......................................    (16,566,468)     (9,662,478)
     Deferred compensation related to stock issued for
     services ..................................................     (1,175,166)     (1,054,000)
                                                                   ------------    ------------
       Total stockholders' equity ..............................        912,461         123,505
                                                                   ------------    ------------

                                                                   $  3,245,931    $  2,940,535
                                                                   ============    ============




                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                                 YEARS ENDED JUNE 30,
                                               -----------------------
                                                 1998           1997
                                                 ----           ----

INCOME:
     Ticket sales                           $ 1,706,939    $ 1,026,987
     Merchandise and service sales income       506,835         66,391
     Delivery services                          293,739        118,644
     Royalty income                                --            5,977
     Other income                                 1,929        179,745
                                            -----------    -----------
                                              2,509,442    1,397,744
                                            -----------    -----------

COSTS AND EXPENSES:
     Cost of goods sold                       1,663,051        834,766
     Selling, general and administrative      4,304,644      3,759,330
     Depreciation and amortization              446,675        263,948
                                            -----------    -----------
                                              6,414,370      4,858,044
                                            -----------    -----------

LOSS FROM CONTINUING OPERATIONS              (3,904,928)    (3,460,300)

INTEREST EXPENSE - CONVERTIBLE DEBENTURES
     AND OTHER                               (2,999,062)       (34,244)
                                            -----------    -----------

NET LOSS FROM CONTINUING OPERATIONS          (6,903,990)    (3,494,544)

INCOME FROM DISCONTINUED OPERATIONS                --          342,685
                                            -----------    -----------

NET LOSS                                    $(6,903,990)   $(3,151,859)
                                            ===========    ===========

(LOSS)/INCOME PER COMMON SHARE*
     Loss from continuing operations        $    (16.74)   $    (90.24) *
     Income from discontinued operations           --             8.85  *
                                            -----------    -----------

       Net loss                             $    (16.74)   $    (81.39) *
                                            ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
                                            $   412,453    $    38,727  *
                                            ===========    ===========


* adjusted retroactively for 1:70 reverse stock split in 1998




                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         COMMON STOCK                  COMMON STOCK
                                                         ------------                  ------------         PAID-IN
                                                  # OF SHARES    AMOUNT        # OF SHARES     AMOUNT       CAPITAL
                                                  -------------------------------------------------------------------

BALANCE - JULY 1, 1996                            19,859,467    $    99,297     1,500,000    $     7,500    $ 8,057,744

Class B shares converted common shares               220,000          1,100      (220,000)        (1,100)          --

Common shares issued for compensation
and other expenses, prior to
reverse stock split                                1,575,316          7,877          --             --          289,350

Other common shares issued,
prior to reverse stock split                          14,000             70          --             --            4,248

Reverse stock split of 1:12                      (19,863,033)          --            --             --             --

Common shares issued for
compensation and other expenses                    1,246,405         74,785          --             --        1,068,156

Other common shares issued                            87,583          5,255          --             --          169,834

Amortization of deferred compensation                   --             --            --             --             --

Reversal of valuation allowance-equity
securities                                              --             --            --             --             --

Shares issued for acquisition of subsidiaries      1,111,680         66,701          --             --          989,166

Net Loss                                                --             --            --             --             --
                                                  ----------     ----------     ---------      ---------   ------------
BALANCE - JUNE 30, 1997                            4,251,418        255,085     1,280,000          6,400     10,578,498

Common shares issued for compensation              2,520,000        154,500          --             --          834,495

Amortization of deferred compensation                  --             --             --             --             --

Common shares issued for
interest and penalties                            26,089,697        458,172          --             --          656,724

Common shares issued for
upon conversion of notes                          94,769,282      2,384,619          --             --        2,228,088

Common shares issued as security                     495,238         29,714          --             --          108,000

Common shares issued for acquisition
of Office Quick                                      330,000         19,800          --             --          300,000

Common shares par value adjustment                     --        (2,659,612)         --             --        2,659,612

Cash received for stock rights                         --             --             --             --             --

Reverse stock split of 1:70                     (126,620,555)      (633,103)         --             --          633,103

Net loss                                               --             --             --             --             --
                                                  ----------     ----------     ---------      ---------   ------------
BALANCE - JUNE 30, 1998                            1,835,080    $     9,175     1,280,000      $   6,400    $17,998,520
                                                  ==========    ===========     =========     ==========   ============



                                                  STOCK        ACCUMULATED      VALUATION      DEFERRED
                                                  RIGHTS         DEFICIT        ALLOWANCE      COMPENSATION   TOTAL
                                                  ---------------------------------------------------------------------
BALANCE - JULY 1, 1996                                 --      $ (6,510,619)   $ (425,000)     $(568,000)      $660,922

Class B shares converted common shares                 --              --             --           --              --

Common shares issued for compensation
and other expenses, prior to
reverse stock split                                    --              --             --        (140,000)       157,227

Other common shares issued,
prior to reverse stock split                           --              --             --           --             4,318

Reverse stock split of 1:12                            --              --             --           --             --

Common shares issued for
compensation and other expenses                        --              --             --      (1,062,000)        80,941

Other common shares issued                             --              --             --          --            175,089

Amortization of deferred compensation                  --              --             --         716,000        716,000

Reversal of valuation allowance-equity
securities                                             --              --         425,000         --            425,000

Shares issued for acquisition of subsidiaries          --              --            --           --          1,055,867

Net Loss                                               --        (3,151,859)         --           --         (3,151,859)
                                                  ----------     ----------     ---------      ---------   ------------
BALANCE - JUNE 30, 1997                                --        (9,662,478)         --       (1,054,000)       123,505

Common shares issued for compensation                  --              --            --         (913,057)        75,938

Amortization of deferred compensation                  --              --            --          791,891        791,891

Common shares issued for
interest and penalties                                 --              --            --           --          1,114,896

Common shares issued for
upon conversion of notes                               --              --            --           --          4,612,707

Common shares issued as security                       --              --            --           --            137,714

Common shares issued for acquisition
of Office Quick                                        --              --            --           --            319,800

Common shares par value adjustment                     --              --            --           --              --

Cash received for stock rights                       640,000           --            --           --            640,000

Reverse stock split of 1:70                            --              --            --           --              --

Net loss                                               --        (6,903,990)         --           --         (6,903,990)
                                                  ----------     ----------     ---------      ---------   ------------
BALANCE - JUNE 30, 1998                         $   640,000    $(16,566,468)         --      $(1,175,166)     $ 912,461
                                                ============   ============     =========    ===========   ============

                 See notes in consolidated financial statements

                   UNIVERSAL EXPRRESS, INC. AND SUBSIDIARIES
                   -----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                               JUNE 30,
                                                                   -----------------------------
                                                                      1998              1997
                                                                      ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                  $(6,903,990)       $(3,151,859)
                                                                   -----------        -----------
         Adjustments to reconcile net loss to net cash
                  provided by operating activities:
         Depreciation and amortization                                 446,675            263,948
         Common shares issued for services rendered                   (121,166)           119,045
         Write down of net assets of discontinued operations            16,684           (327,964)
         Amortization of deferred financing costs                    1,834,467               --


Increase (decrease) in cash attributable to changes in
        assets and liabilities as follows:
         Decrease in accounts receivable                               163,362              3,611
         (Increase) in inventory                                       (40,692)            (8,040)
         (Increase) in loan to officer                                (417,054)          (178,635)
         (Increase) decrease in notes receivable                        67,743             (8,000)
         Decrease in other, primarily prepaid expenses                 143,957            708,975
         Decrease in other assets                                     (334,505)              --
         Increase (decrease) in accounts payable and                   (69,359)           589,813
         Increase in payroll taxes payable                              75,973            (20,398)
         (Decrease) increase in other liabilities                         --              (15,593)
                                                                   -----------        -----------

                  Total adjustments                                  1,766,085          1,126,762
                                                                   -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                               (5,137,905)        (2,025,097)
                                                                   -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Acquistion of property and equipment                         (221,411)           (65,946)
                                                                   -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (221,411)           (65,946)
                                                                   -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of convertible debt              4,938,645            509,584
         (Increase) decrease in restricted cash                           --               54,000
         Proceeds from notes and loans payable                            --              611,199
         (Increase) decrease in valuation allowance                       --              425,000
         Repayments of notes and loans payable                         (89,174)          (129,353)
         Proceeds from stock rights                                    640,000               --
         Issuance of common stock                                         --              179,409
                                                                   -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            5,489,471          1,649,839

NET INCREASE (DECREASE) IN CASH                                        130,155           (441,204)

CASH - BEGINNING OF YEAR                                                97,738            538,942
                                                                   -----------        -----------
CASH - END OF YEAR                                                 $   227,892        $    97,738
                                                                   ===========        ===========
         Supplemental disclosure of cash flow information:
         Cash paid for interest -                                      $49,967            $35,594
         Non Cash Activity - See note 12 with respect
         to issuance of the company shares of common and class B common shares as compensation for services rendered.



                See notes to consolidated financial statements.

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED JUNE 30, 1998 AND 1997
                       ----------------------------------



1.       DESCRIPTION OF THE BUSINESS
         ---------------------------

         Universal Express, Inc. "USXP"(Formerly known as Packaging Plus Services, Inc.), is an integrated business service company. Its' principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc.(APAC) and USXP's entertainment division which consists of Downtown Theatre Ticket Agency, Inc. (DTTA) and its subsidiaries. USXP's primary focus is on the development of the Association of Packagers and Carriers (APAC) and new acquisitions.

         On September 1, 1997 the company acquired all of the outstanding shares of Leone, Inc. d/b/a Office Quick and Etc. Etc. Color and Copy Centers, Inc. for 330,000 shares of the Company's stock at a price of $1.00 per share and $24,000 in cash. In addition, the Company assumed $ 147,000 of debt. The acquired companies are single source retailers specializing in business services, providing office supplies, business imaging, document output and copy services.


Purchase Price


     Cash                                                       $     24,000

     Common Shares 330,000 (pre-split)                               228,150
                                                                ------------

Total Purchase Price                                                 252,150

Net fair value of assets acquired                                     50,065
                                                                ------------

Cost in excess of net book value of assets acquired             $    302,215
                                                                ============

         On December 31, 1996, USXP purchased all the outstanding shares of DTTA and its related entertainment subsidiaries and divisions in exchange for 850,000 shares of USXP common stock. This transaction was completed pursuant to a Stock Purchase Agreement dated December 31, 1996 between U.S. Transportation Systems, Inc. (USTS) and USXP. This acquisition was accounted for as a purchase. DTTA is in the entertainment services industry and resells tickets for theatre, sporting, music and other events.

The following table summarizes the acquisition:



               Purchase price                                       $    760,000

               Net fair value of assets acquired                          60,000
                                                                    ------------

               Cost in excess of net book value of assets acquired  $    700,000
                                                                    ============

         On April 30, 1997, USXP purchased all the outstanding shares of RDS and Worldwide Logistics Services, Inc.(WLS) in exchange for 239,000 shares of USXP common stock. This transaction, which was accounted for as a purchase, was completed pursuant to a Stock Purchase Agreement dated April 22, 1997. RDS and WLS provide package delivery services. Hereafter, USXP, RDS ,WLS, OQ and DTTA are collectively referred to as the Company.

         The following table summarizes the acquisition:

         Purchase price                                             $    295,867

         Net fair value of assets acquired                                49,767
                                                                    ------------

         Cost in excess of net book value of assets acquired        $    246,100
                                                                    ============

         Financial information of the acquired companies for periods prior to the date of acquisition are not available and henceforth the Company is unable to disclose the pro-forma operations of the Company as if the acquisitions had been consummated as of July 1, 1996.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         --------------------------------------------

         a.       BASIS OF PRESENTATION - The American Institute of Certified
                  ---------------------
                  Public Accountants (AICPA) has issued Statement of Position 90-7 ("SOP 90-7") entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Pursuant to SOP 90-7, an entity whose plan of reorganization has been confirmed by the Bankruptcy Court and has thereby emerged from Chapter 11, should apply for a "fresh-start" reporting as of the confirmation date or as of a later date when all material conditions precedent to the plan of reorganization becoming binding are resolved.


                  The conditions an entity must meet in order to apply fresh-start reporting are (1) the reorganization value of the emerging entity immediately before the date of confirmation must be less than the total of all post petition liabilities and allowed claims, and (2) the holders of existing voting shares immediately before confirmation must receive less than 50% of the voting shares of the emerging entity. Having satisfied both of these conditions, the Company has adopted fresh-start reporting effective March 31, 1994, which was considered the effective date of the Reorganization Plan for financial reporting purposes. Therefore, all assets and liabilities have been restated as of that date to reflect reorganization value, which approximates the fair value of the assets and present value of the liabilities as of such date.

         b.       PRINCIPLES OF CONSOLIDATION - The accompanying financial
                  ---------------------------
                  statements consolidate the accounts of USXP and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         c.       REVENUE RECOGNITION -
                  -------------------
                  Income from sales of supplies and equipment is recognized when the orders are completed and shipped.

                  Entertainment division sales are recognized when the ticket is delivered to the customer.

                  Delivery income is recognized upon the completion of the delivery to its destination.

         d.       CASH AND CASH EQUIVALENTS - The Company considers cash
                  -------------------------
                  equivalents to be those instruments which have initial maturities of three months or less.

         e.       PROPERTY AND EQUIPMENT - Property and equipment are stated at
                  ----------------------
                  cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, ranging from five to ten years.

         f.       REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO
                  ------------------------------------------------------
                  IDENTIFIABLE ASSETS - Reorganization value in excess of
                  -------------------
                  amounts allocable to identifiable assets will be amortized over a seven-year period using the straight-line method.

         g.       GOODWILL - Goodwill resulting from the acquisition of the
                  --------
                  subsidiaries represents the remaining unamortized value of the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is amortized on a straight line basis over a period of 20 years.

         h.       DEFERRED COMPENSATION - Deferred compensation recorded in
                  ---------------------
                  connection with Class B common stock issued to the Company's Chief Executive Officer is amortized over the five years of the related employment agreement.

         i.       INVENTORY - Inventories, consisting of supplies, are
                  ---------
                  stated at the lower of average cost or market.

         j.       NET LOSS PER COMMON SHARE - Net loss per common share is
                  -------------------------
                  calculated utilizing the weighted average number of common shares outstanding during the period. Contingently issuable share are included in the computation where the effect is dilutive.

         k.       ESTIMATES - The preparation of financial statements in
                  ---------
                  conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. A significant estimate made by management in these financial statements is the carrying value of the reorganization value of assets in excess of identifiable assets.

         l.       INCOME TAXES - The Company recognizes deferred tax assets and
                  ------------
                  liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax assets will not be realized.

         m.       STOCKHOLDERS' EQUITY - The Company elected to effect June 30,
                  --------------------
                  1998 and November 8, 1996 a 1 for 70 and 1 for 12 reverse stock split, respectively. All references in the consolidated financial statements referring to shares, share price, per share amounts have been adjusted retroactively for such stock splits.

          n.      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts
                  -----------------------------------
                  reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

          o.      IMPAIRMENT OF LONG-LIVED ASSETS -The Company reviews
                  -------------------------------
                  long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 1998, the Company believes that there has been no impairment of its long-lived assets.

3.       BASIS OF PRESENTATION
         ---------------------

         For the years ended June 30, 1998 and 1997 the Company experienced a loss from continuing operations of $6,903,990 and $3,494,544 respectively, and a net loss of $6,903,990 and $3,151,859 respectively. The Company's continued existence is dependent upon the Company's ability to reach profitable operations and/or obtain additional equity capital or debt financing. Management is actively pursuing new debt and/or equity financing and is continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured.

4.       BUSINESS SEGMENTS
         -----------------

         The Company operates in two business segments, packaging/shipping and entertainment services.

         Summarized financial information of the business segments in 1998 and 1997 is as follows:


         YEAR ENDED JUNE 30, 1998      PACKAGING/
         ------------------------      SHIPPING      ENTERTAINMENT     TOTAL
                                       --------      -------------     -----

         Revenue                      $   802,503    $ 1,706,939    $ 2,509,442
                                      ===========    ===========    ===========

         Operating loss               $(3,438,111)   $  (466,817)   $(3,904,928)
                                      ===========    ===========    ===========

         Net loss                     $(6,437,173)   $  (466,817)   $(6,903,990)
                                      ===========    ===========    ===========

         Identifiable assets          $ 3,191,215    $    54,716    $ 3,245,931
                                      ===========    ===========    ===========

         Depreciation and             $   442,738    $     3,937    $   446,675
         amortization                 ===========    ===========    ===========

         Capital expenditures         $   221,411    $      --      $   221,411
                                      ===========    ===========    ===========


           YEAR ENDED JUNE 30, 1997    PACKAGING/
           ------------------------    SHIPPING      ENTERTAINMENT     TOTAL
                                       --------      -------------     -----

           Revenue                    $   370,757    $ 1,026,987    $ 1,397,744
                                      ===========    ===========    ===========

           Operating loss             $(3,304,399)   $  (155,901)   $ 3,460,300)
                                      ===========    ===========    ===========

           Net loss                   $(2,995,958)   $  (155,901)   $(3,151,859)
                                      ===========    ===========    ===========

           Identifiable assets        $ 2,927,634    $    12,901    $ 2,940,535
                                      ===========    ===========    ===========

           Depreciation and           $   263,645    $       303    $   263,948
           amortization               ===========    ===========    ===========


           Capital expenditures       $    49,164    $     16,782   $    65,946
                                      ===========    ===========    ===========

5.       LOAN TO OFFICER

         In accordance with the employment contract of the Company's Chief Executive Officer, such officer is entitled to secure loans from the Company in an amount not to exceed $750,000. These loans bear interest at the applicable federal rate, which is approximately 6.5% for the years ended June 30, 1998 and June 30, 1997, and repayment is due in three yearly installments. As of June 30, 1998 the amount of loans outstanding is $745,784. As of June 30, 1997 the amount of loans outstanding was $328,730.

6.       REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS
         -----------------------------------------------------

         The ultimate recovery of the reorganization value in excess of identifiable assets is dependent on the Company's ability to re-establish relations with its franchisees and/or to effectuate a legal settlement with the franchisees whereby the Company would accede to assets presently managed by the franchisees. Management is of the opinion that it has embarked on an appropriate course of action in order to enable the restoration of good relations with the franchisees. However, in the event that these efforts are not successful, management is prepared to fully litigate its claims against the franchisees. In management's opinion, a cause of action so brought will be won.

7.       DISCONTINUED OPERATIONS
         -----------------------

         For the year ended June 30, 1997, the income from discontinued operations consists primarily of settlements with creditors.

8.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consists of the following:

                                                              1998        1997
                                                              ----        ----

         Machinery and equipment                            $312,353    $215,502

         Office equipment                                    359,084     353,990

         Transportation equipment                             37,068      24,151

         Leasehold improvements                              156,527      49,978

         Furniture and fixtures                               52,905      52,905
                                                            --------    --------

                                                             917,937     696,526

         Less accumulated depreciation and
         amortization                                        597,669     388,192
                                                            --------    --------

                                                            $320,268    $308,334
                                                            ========    ========

9.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                   JUNE 30,
                                                               ----------------
                                                               1998        1997
                                                               ----        ----

         Bank line of credit,  renewable monthly,
         bearing interest at 2% above the prime rate.
         The                                                $130,000    $140,000

         Notes  payable -  individuals,  due in              348,394     441,199
         twelve  months or less,  bearing  interest
         at rates  ranging from 8% to 24% per annum

         Note  payable - due in 10 monthly  installments,
         bearing interest at 10%.                             30,000      30,000
                                                            --------    --------

                                                            $508,394    $611,199
                                                            ========    ========

10.      LONG-TERM LIABILITIES

         Long-term liabilities consists of the following:


                                                                JUNE 30,
                                                            ----------------
                                                            1998        1997
                                                            ----        ----
          Note payable - bank,  payable in 48
          monthly  installments through April 1998
          of approximately  $2,700 plus interest
          at the rate of 8% per annum         (a)           $   --      $ 27,083

          Loan  payable - bearing  interest  at
          the rate of 10% per annum due July 1998             25,941     100,000

          Capital lease  obligations  assumed with
          varying  monthly payments and interest
          rates  maturing  2000;  secured by interest
          in equipment.                                      114,773       --
                                                            --------    --------
                                                             140,714     127,083

          Less: current maturities                           108,442     118,183

                                                            $ 32,272    $  8,900
                                                            ========    ========


         (a) Collateralized by all liens securing the bank's Allowed Class 1A Secured Claims.

         The following is a schedule of long-term lease obligations as of June 30, 1998:


                  Year ending June 30, 2000                   $32,272

11.      CONVERTIBLE DEBENTURES
         ----------------------

         The Company issued a series of convertible debentures in 1997 in the approximate amount of $5,000,000 of which all but $289,000 were converted into common shares. This remaining portion bears interest ranging 10% to 12% per annum maturing July 31, 1999. Included in interest expense in the accompanying financial statements is approximately $1,100,000 of interest on convertible debentures and $1,800,000 of amortized deferred financing fees.

12.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company leases the space for its administrative offices and warehouse on a month to month basis and is currently paying approximately $5,000 per month .

         The Company's Chief Executive Officer is employed pursuant to a five year employment agreement providing for an annual base salary of $84,000 in 1994, subject to annual cost of living adjustments each succeeding January 1st. In connection therewith, the officer was issued 1,000,000 new common shares as compensation for services previously rendered and expenses previously incurred during the pendency of the Company's bankruptcy proceedings. The shares have been valued at $0.50 per share and compensation of $ 500,000 was included as a charge to reorganization expense in the three months ended March 31, 1994. Additionally, the officer will be issued 500,000 additional shares as additional compensation pursuant to the employment agreement. If, prior to the termination of the entire employment period, the officer's employment is terminated for cause (as defined), the officer will forfeit 8,333 shares for each of the months of employment that has not been completed over the remaining term of the agreement. Deferred compensation of $500,000 has been recorded in connection with the 500,000 share issuance. Accumulated amortization was $400,000 at June 30, 1998.

         The Company is involved in various lawsuits and claims in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

13.      INCOME TAXES
         ------------

         At June 30, 1998 the Company had approximately $15,800,000 of net operating loss carry forwards expiring beginning in 2007. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitation. For financial statement purposes, benefits realized from the future utilization of such net operating losses, if any, will be accounted for as a reduction of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, with the excess credited to paid-in capital.

         Deferred tax debits in the amount of approximately $6,327,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

14.      STOCKHOLDERS' EQUITY
         --------------------

         The Company's class B common shares (of which 3,000,000 shares have been authorized) provide for one and one-third votes per share. If the Company's current Chief Executive Officer exercises any stock options pursuant to the Company's stock option plan, or if the officer receives other shares of common stock pursuant to his employment agreement with the Company in lieu of stock options, the aggregate number of votes to which the initial 1,500,000 Class B shares issuable to such officer is entitled shall be reduced by one vote for each additional share which is received by the officer. During the year ended June 30, 1997 220,000 shares of the above class B common shares were converted to 220,000 of common shares.

         During the year ended June 30, 1997 the Company issued 37,092 shares of common stock. Of such shares issued 32,894 were issued in exchange for services rendered; 2,931 shares were issued in payment of interest and principal on notes payable. The balance, consisting of 1,267 shares, were issued to investors for cash.

         During the year ended June 30, 1998 the Company issued 1,774,346 shares of common stock. Of such shares issued, 36,000 were issued in exchange for services rendered; 372,710 shares were issued in payment of interest and principal on notes payable. 1,353,847 shares were issued for conversion of debt, 7,075 common shares were issued as security for an obligation and 4,714 shares were issued for acquisition of Office Quick.

         On November 8, 1996 the Company elected to effect a 1:12 reverse stock split of its common stock. At such time there were 21,668,783 shares outstanding and there were 1,805,732 shares outstanding after the split.

         On June 30, 1998 the Company elected to effect a 1:70 reverse stock split of its common stock. At such time there were 128,455,636 shares outstanding and there were 1,835,080 shares outstanding after the split.

         During the years ended June 30, 1998 and 1997 advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 36,786 and 10,417 common shares, respectively. The common shares were valued at their approximate fair market value on the dates of issuance. The terms of the consulting agreements are from eighteen to twenty four months, and the amounts recorded for the issuance of the shares are being amortized over the respective periods.

15.      STOCK OPTION PLAN
         -----------------

         The Company's "1994 Stock Option Plan" provides for the issuance of up to 104,167 shares of common stock. The purchase price per share of common stock under each option shall not be less than the fair market value of the common stock on the date such option is granted. No options have been granted under the plan as of June 30, 1998.

16.      STATUS OF RELATIONS WITH FRANCHISEES
         ------------------------------------

         The Company in previous years as a franchisor was to receive under the terms of its Unit Franchise Agreement, royalty, or monthly service payments as well as other fees and amounts due from its franchisees. Under the terms of the Agreement, franchisees are obligated to submit monthly reports of sales and make their respective required payments for doing business under the name "Packaging Plus". The Company has the right to audit franchisees' accounts under the Agreement and franchisees are required to pay interest on any overdue balances to the Company. While many franchisees have complied with the Agreement over the years, approximately twenty franchisees have not. Management has determined that the potential estimated amounts due and owing to the Company from its franchisees, under the terms of the Agreement, exceeds $400,000. In the opinion of management, including, in-house counsel, the Company's claims are well grounded under the Agreement and the Company has retained outside counsel to commence litigation against all delinquent franchisees. The amount to be ultimately realized in future years cannot be reasonably determined.

17.      SUBSEQUENT EVENT
         ----------------

         In July 1998 the Company entered into a contract to purchase the assets of Skyworld International Courier d/b/a SkyNet Worldwide Express and its related companies, which provide shipping services to corporate customers. The consummation of the transaction is subject to the Company obtaining the necessary financing and resolution of various other matters.

                                     ITEM 8
                                     ------

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

                                    PART III
                                    --------

                                     ITEM 9
                                     ------

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


NAME                               AGE                             POSITION
----                               ---                             --------

Richard A. Altomare                50                           Chairman and CEO

RICHARD A. ALTOMARE. Mr. Altomare, is a chairman and chief executive of
-------------------
Universal Express (USXP). Universal, with its wholly owned subsidiary APAC (The Association of Packagers and Carriers) is a leader of the $7 billion private postal industry. Its other subsidiaries are engaged in corrugated manufacturing, shipping, advertising and entertainment concierge services. Prior to Universal Express, Mr. Altomare was an investment banker specializing in real estate, bankruptcy reorganizations and equipment transactions. Mr. Altomare also owned and operated four (4) professional sports teams. He served as a dual Commander in the U.S. Marine Corps. and U.S. Army specializing in communications and intelligence. Mr. Altomare attended Adelphi and Hofstra University and has been a political candidate for U.S. Congress and serves on numerous Boards..

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


                                     ITEM 10
                                     -------

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                              LONG-TERM
                                                              ANNUAL
COMPENSATION                                                  COMPENSATION
AWARDS

     (a)                (b)           (c)           (d)           (e)             (f)
NAME & PRINCIPAL       FISCAL        ANNUAL        ANNUAL     OTHER ANNUAL       # OF
    POSITION            YEAR         SALARY         BONUS     COMPENSATION      OPTIONS
    --------            ----         ------         -----     ------------      -------

Richard A. Altomare     1994          $0             $0            $0              0
Chmn. & CEO(1)          1995      $130,000(2)        $0            $0              0
                        1996       100,000(2)        $0            $0              0
                        1997       100,000(2)        $0            $0              0
                        1998       300,000(2)        $0            $0              0

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






                         OPTION GRANTS IN CURRENT PERIOD
                         -------------------------------


                                Individual Grants

---------------------------------------------------------------------------------------------------
     (a)                 (b)                (c)                   (d)                  (e)

                                     % of Total Options
                       Options      Granted to Employees
     Name              Granted        in Current Period       Exercise Price       Expiration Date
---------------------------------------------------------------------------------------------------

Richard A. Altomare
  Chairman. & CEO          0                0                       0                     0



     AGGREGATED OPTION EXERCISES IN CURRENT PERIOD AND FY-END OPTION VALUES
     ----------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
        (a)                   (b)             (c)                   (d)                  (e)


                                                                                       value of
                                                                                      unexercised
                                                                # of unexercised      in-the-money
                                                                   options at          options at
                                                                   FY-end(#)            FY-end($)



                         Shares
                       acquired on                                Exercisable/         Exercisable/
          Name         Exercise (#)    Value Realized ($)        Unexercisable        Unexercisable
----------------------------------------------------------------------------------------------------

   Richard A. Altomare
     Chairman. & CEO         0                 0                       0/0                   0/0



B.    COMPENSATION OF DIRECTORS

In the Company's Current Period, there were no arrangements pursuant to which any director of the Company was compensated for any service provided as a Director.

C.  EMPLOYMENT CONTRACTS AND RELATED MATTERS

The Company has an employment contract with Mr. Altomare that was approved by the Bankruptcy Court as a part of the Company's Reorganization Plan. The contract has a five year term, expiring May 11, 1999, at a base compensation rate of at least $84,000 annually, subject to annual cost of living adjustment. To date, Mr. Altomare has deferred receipt of said base salary. To date, $630,000 has been accrued but not paid. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare's employment is terminated at any time within nine months following a "change of control event", as defined therein and generally described below, (I) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a "change of control event" shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. Mr. Altomare's employment agreement further grants to Mr. Altomare the right under the Court-approved 1994 Stock Option Plan to purchase not less than 500,000 shares of the Company's Class A Common Stock at the fair market price of the stock as of the Plan Effective Date. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

                                     ITEM 11
                                     -------

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 1998 more than five percent of the Class A Common Stock of the Company. This information is based on 1,835,081 shares of Class A Common Stock issued and outstanding as of June 30, 1998. For purposes of this section, it is assumed that all l.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

 NAME AND ADDRESS OF            AMOUNT AND NATURE OF              % OF
 BENEFICIAL OWNER               BENEFICIAL OWNERSHIP           COMMON STOCK
--------------------------------------- ----------------------------------------

Richard A. Altomare
20 S. Terminal Drive
Plainview, NY 11803                1,290,173 shares               40.7%

B.  SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 1998. This information is based on 1,835,081 shares of Class A Common Stock issued and outstanding as of June 30, 1998. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

 NAME AND ADDRESS OF            AMOUNT AND NATURE OF              % OF
 BENEFICIAL OWNER               BENEFICIAL OWNERSHIP           COMMON STOCK
--------------------------------------- ----------------------------------------

Richard A. Altomare
20 S. Terminal Drive
Plainview, NY 11803                1,290,173 shares               40.7%

                                     ITEM 12
                                     -------

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard A. Altomare, the Company's Chairman and Chief Executive Officer, served until July, 1993 as advisor and reorganization consultant to the Company during the Company's Reorganization case. Thereafter, the Company appointed Mr. Altomare as Chairman and President, a position he has continually occupied thereafter. On account of services rendered to the Company during the Reorganization, the Bankruptcy Court awarded Mr. Altomare a $1 million bonus for his achievement in successfully reorganizing the Company, payable in the form of 1 million shares of the Company's Class B Common Stock. In addition, the Bankruptcy Court approved the issuance of 500,000 shares of Class B Common Stock pursuant to a Court-approved employment agreement that became enforceable on the Plan Effective Date. The terms of this employment are described above. (See "Compensation of Officers and Directors-Employment Agreements and Related Matters").

Mr. Altomare received no cash compensation from the Company during the Chapter 11 case or during the current period, though his employment agreement entitles him to an annual base salary of at least $100,000. To date, $630,000 of salary has been accrued and not paid.

                                     ITEM 13
                                     -------

                        EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                       UNIVERSAL EXPRESS, INC.


Date:  October 31, 1998                By: /S/ RICHARD A. ALTOMARE
                                           -----------------------
                                       Richard A. Altomare
                                       Chairman and CEO