Form 10QSB
period 1998-09-30
UNIVERSAL EXPRESS INC/
filed 1998-12-22
CIK 857351

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 1998

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                             11-2781803
----------------------------                            --------------------
(State or other jurisdiction of                   (I.R.S. Employer Ident Number)
 incorporation or organization)

 20 SOUTH TERMINAL DRIVE, PLAINVIEW, NEW YORK                  11803
 --------------------------------------------                  -----
(Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code (516) 349-1300.
                                                        --------------

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
                                      YES  X     NO
                                          ---       ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 1998:

-------------------------------------------------------------------------------
                                   $ 1,270,420
-------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
      Common Stock                      Outstanding at September 30, 1998:
--------------------------------------------------------------------------------
Class "A"                                         3,035,080
Class "B"                                         1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX
                                      -----

                                                                        PAGE
                                                                       NUMBER

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - September 30, 1998                                            1
 Combined Statement of Operations - Three months
ended September 30, 1998                                                       2

 Combined Statement of Cash Flows -- Three months
ended September 30, 1998                                                       3

 Notes to Combined Financial Statements                                        4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                  4

PART II - OTHER INFORMATION                                                   10


SIGNATURE                                                                     11

UNIVERSAL EXPRESS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT SEPTEMBER 30, 1998

                                                                      ASSETS
                                                                      ------
CURRENT ASSETS:
Cash                                                               $      1,483
Accounts receivable, net of allowance
for doubtful accounts of $142,000 & $190,000, respectively              174,865
Inventory                                                                71,432
Loans & Notes receivable, net of allowance for
     uncollectible notes of $161,000                                    782,278
Other, primarily prepaid expenses                                          --
                                                                   ------------
            TOTAL CURRENT ASSETS                                      1,030,058

FURNITURE, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, net                                                       836,514
REORGANIZATION VALUE, net of amortization                               392,727
GOODWILL, net                                                           929,085
Deferred Financing Costs & Other                                          --
                                                                   ------------

             TOTAL ASSETS                                          $  3,188,384
                                                                   ============

LIABILITITES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $  1,294,969
Taxes payable                                                            84,334
Other                                                                    26,392
Loans/Notes Payable                                                     384,655
Convertible Debentures                                                  289,000
Current maturities of long-term liabilities                             114,773
                                                                   ------------
             TOTAL CURRENT LIABILITIES                                2,194,123
LONG-TERM LIABILITIES                                                   --
                                                                   ------------
TOTAL LIABILITIES                                                  $  2,194,123
                                                                   ------------

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.005 par value;
     authorized 147,000,000 shares;
     3,035,080 issued and outstanding                                    15,475
Common stock, Class B, $0.005 par value;
     authorized 3,000,000 shares, 1,280,000
     issued and outstanding                                               6,400
Additional paid-in capital                                           18,782,219
Cash received for stock rights                                          890,000
Deferred compensation related to
     stock issued for services                                       (1,354,731)
Accumulated deficit                                                 (17,345,102)
                                                                   ------------
            TOTAL STOCKHOLDER'S EQUITY                                  994,261
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,188,384
                                                                   ============


UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

INCOME:                                               1998              1997
-------                                               ----              ----

Merchandise and service income                    $   138,299       $    60,511
Ticket sales                                          497,539           414,272
Delivery Services (discontinued)                         --             216,488
Other income                                             --
TOTAL INCOME                                          635,838           691,271
                                                  -----------       -----------


COST AND EXPENSES:

Cost of goods and services                            430,034           373,865
Selling, general and administrative                   901,953         1,368,013
Depreciation and amortization                          79,037            70,714
                                                  -----------       -----------
                                                    1,411,024         1,812,592
                                                                    -----------


LOSS BEFORE INTEREST                                 (775,186)       (1,121,321)
                                                  -----------       -----------

INTEREST INCOME                                          --                --
INTEREST EXPENSE                                        3,451            84,036
                                                  -----------       -----------


LOSS FROM CONTINUING OPERATIONS                      (778,637)      $(1,205,357)
LOSS FROM DISCONTIUED OPERATIONS                            0                 0
                                                  -----------       -----------

NET LOSS                                          $  (778,637)      $(1,205,357)
                                                  ===========       ===========

LOSS PER COMMON SHARE
Loss from continuing operations                   ($     0.22)      ($     0.20)
Loss from discontinued operations                        --                   0

Net Loss                                          ($     0.22)      ($     0.20)
Weighted average number of
shares used in calculations                         3,542,908         5,895,371
                                                  ===========       ===========


UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

CASH FLOWS PROVIDED BY OPERATIONS                       1998             1997
                                                        ----             ----

Net Loss                                             $  (778,637)   $(1,205,357)
Adjustment to reconcile net loss to net
 cash used by operating activities:

Common stock issued for services rendered                179,565        668,478
Depreciation and amortization                             79,037         70,714
                                                     -----------    -----------
                                                        (520,035)      (466,165)
Change in assets and liabilities:
 (Increase)/Decrease in restricted cash                     --             --
 (Increase)/Decrease in accounts receivable              (30,998)       (15,022)
 (Increase)/Decrease in inventory                           --          (64,096)
 (Increase)/Decrease in loan to officers                 (36,494)       (69,857)
 (Increase)/Decrease in notes receivable                 (31,299)      (750,000)
 (Increase)/Decrease in deferred expenses
     and other assets                                       --         (189,562)
 Increase/(Decrease) in accounts payable and
     accrued expenses                                     13,865        (56,400)
 Increase/(Decrease) in taxes paybable                    (3,529)        29,213
 Increase/(Decrease) in other liabilities                (15,419)         4,841
                                                     -----------    -----------

Cash provided (used) by operations                      (623,909)    (1,577,048)
                                                     -----------    -----------

CASH USED IN INVESTING ACTIVITIES
Acquisition of furniture, equipment,
     and leasehold, improvements                            --          (47,499)
                                                     -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock                                 250,000           --
Net proceeds from issuance of convertible debt              --        2,062,252
Proceeds from notes and loans payable                     66,000         25,000
Repayment of notes and other liabilities                (168,500)      (459,299)
Proceeds From Stock Rights                               250,000           --
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (226,409)         3,406

CASH-Beginning of period                                 227,892         97,738
                                                     -----------    -----------

CASH-End of period                                   $     1,483    $   101,144
                                                     ===========    ===========


                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------
                          Notes To Financial Statements
                                   (Unaudited)


1.    BASIS OF PRESENTATION
---------------------------

Reference is made to the Company's Consolidated financial statements as of June 30, 1998 and for the fiscal year then ended, filed with the United States Securities and Exchange Commission for a complete discussion of the Company's significant accounting policies and other matters.

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of September 30, 1998, and results of operations for the nine months then ended.


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

The business of Universal Express has undergone a major transition in recent years.

Management has developed new ancillary businesses to support its former core packaging and shipping businesses.

Management is now concentrating on raising new capital and focusing on new ventures, including APAC, its multi-faceted association of packaging centers nationwide connected through the World Wide Web.

Management views this fiscal year as a period of transition and anticipates growth based upon its decision to concentrate on core business development through APAC in particular.

PKGP's principal subsidiaries and divisions include:
-- The Association of Packagers and Carriers, Inc.
-- Packaging Plus Services, Inc.
-- Images Design and Marketing
-- UniqueNet, Inc.
-- Manhattan Concierge
-- Office Quick

      The business of the corporation is fully described on our Website at WWW.USXP.COM.

The Company changed its name during the year from Packaging Plus Services, Inc. to Universal Express, Inc. ("USXP").

During September 1997 the Company acquired Office Quick, a postal and service center including copying, access to computers, printing, the Internet and other related communications. Office Quick President Nick Deleone, was formerly Mail Box Etc.'s number one franchisee in sales for seven of ten years from 1984 to 1993, and in 1988 received the "Individual Franchisee of the Year" award. Mr. Deleone has become APAC's new President and CEO, and will assist APAC store owners to increase their sales volume and APAC profitability.

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

In 1994, the Company acquired an advertising agency, Images Design & Marketing (Images). This agency is the in-house marketing and promotional department of the Company while simultaneously serving third party clients. The service of Images is primarily utilized to maximize the Universal Express and APAC names and trademarks. Images is also expected to reduce advertising costs for APAC members by eliminating the "agency commissions" paid to an advertising agency by printers and other sources of media.

In August, 1998 the Company announced the execution of an agreement to purchase all of the assets of Skyworld International Courier (SkyNet Miami). The closing of the SkyNet acquisition is pending and is subject to the terms of the agreement.

THE ASSOCIATION OF PACKAGERS AND CARRIERS (APAC): Private postal and business
------------------------------------------------
service centers form a highly fragmented cottage industry. This industry generates over $5 billion in sales and consists of more than 15,000 independent operators. The Company believes there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. APAC members are connected to other members and APAC Headquarters via the APAC Web Site (www.useapac.com) or by telephone at "1-888-USE-APAC". The APAC Web Site is utilized not only by members but also by the general public. Only one APAC store per Zip Code will be accepted, thus creating competition and internal quality control standards.

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

On January 28, 1998, the Company announced that APAC had formed the APAC Advisory Council (AC). This council consists of APAC members from 7 regions of the United States as well as APAC president, Nick DeLeone. The goal of the AC is to obtain a more specific regional view of the CMRA industry through the cooperative efforts of the AC members. In March, 1998, APAC held its First Advisory Council meeting in Las Vegas, Nevada. Membership was well attended from all seven APAC regions throughout the United States.

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

During the year, APAC also announced relationships with other leading vendors, for use of its members, including the following:

-- 3M - Heat free, non-electric laminating system and various office supplies. -- Century Marking/Stamper 2000 - Discounted rates on custom rubber stamps for resale.
-- Day Runner - Discounts on planning and scheduling products available through Wescosa-Florida.

     -- Francotyp-Postalia - Discounts on postage meters and mailing equipment. -- GBC - Discounts on laminating/binding/finishing equipment and supplies. -- Keena - Discounts on tape and sealing products.
     -- Kittrich - Discounts on licensed mailing supplies.
     -- MBNA Bank - Co-Marketing/Corporate Credit Card program.
     -- Nova Information Services - Discounts on credit card processing with most monthly fees waived.
     -- Panasonic - National Account Program for copiers, fax, phone and more. -- Paychex - Discounts on payroll services.
     -- Pentel of America - Discounts on writing instruments through
        Wescosa-Florida.
     -- Rediform - Discounts on business forms and other office products and services.
     -- Risk Management - Business Insurance Services.
     -- Thrifty Car Rental - Co-Marketing/Car Rental Referral program.
     -- Ti-Mail - Discounts on decorated Tyvek mailing products.
     -- Wescosa-Florida - End-column discounts on office supplies.
     -- X-Stamper - Discounts on stock rubber stamps.

In September, 1998, APAC held a joint four days meeting with The Business Products Industry Association (BPIA) in Orlando, Florida, which meeting was very well attended.

Future APAC benefits should include but not be limited to: mail order contract for individual stores, national moving preparation program, direct access to packing supplies, audio visual training, electronic car/truck rental, national television advertising, auto club, video conferencing, bar-coded luggage national pick-up program, advertising revenues directly from carriers.

This value-added Association is expected to revitalize the private postal industry and position itself for additional acquisitions within the transportation industry that benefit its members' collective strength.

IMAGES DESIGN AND MARKETING: In 1994, management acquired an advertising agency,
---------------------------
Images Design & Marketing. This agency is the in-house marketing and promotional department of the Company while simultaneously serving third party clients. Images occupies space in the same building that the Company leases. By utilizing this arrangement, management expects to achieve substantial cost savings on its promotional programs and marketing support of its other subsidiaries. Management expects to reduce the cost of development of marketing and promotional programs for the Service Centers, thereby inexpensively maximizing promotion of the Universal Express and APAC names and trademarks.

Management expects to reduce advertising expenditures for APAC Members through group buying discounts and eliminating the "agency commissions" paid to an ad agency by printers and sources of media. Typically, printers of promotional material and media outlets such as newspapers, magazines and radio escalate costs more for infrequent users.

UNIQUENET: In 1996, the Company launched its venture called UniqueNet. UniqueNet
---------
is an interactive, specialty gifts Web Site on the Internet's WorldWide Web (UniqueNet.Com). The Web Site will showcase the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site will be able to view, select and purchase products through their personal computer using an on-line order form or regular mail. A retail partner is presently being examined.

RESULTS OF OPERATIONS - THREE MONTHS
------------------------------------

Three months ended September 30, 1998, as compared to the three months ended September 30, 1997:

                                                           Three Months Ended
                                                              September 30,
                                                          1998            1997
                                                       ---------       --------
REVENUES
Merchandise and Service Income                           $138,299       $ 60,511
Ticket Sales                                              497,539        414,272
                                                         --------       --------
Total Revenues from Current Operations
                                                         $635,838       $474,783

Other Revenues - Discontinued
Operations                                                   --          216,488
                                                         --------       --------

Total - Revenues                                         $635,838       $691,271

Cost of Goods and Services                               $430,034       $373,865
                                                         ========       ========


Universal Express, Inc. (USXP), is an integrated business service conglomerate. Its principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc., Manhattan Concierge, Office Quick, Packaging Plus Services, Inc. (corrugated business), Images Design and Marketing, and UniqueNet.

During the three months ended September 30, 1998, the Company's current business operations generated revenues of $635,838, as compared with operating revenues from such businesses of $474,783 for the same three month period in 1997, an increase of 34%.

Selling, general and administrative expenses were $901,953 for the three months ended September 30, 1998, as compared with $1,368,013 for the same three month period in 1997, a decrease of 34%.

In October, 1997 the delivery business of Rapid Delivery Services was discontinued.

LIQUIDITY AND CAPITAL RESOURCES - FOR THE FIRST QUARTER 1998
------------------------------------------------------------

The net proceeds from new loans and investments in the Company was approximately $566,000. Approximately $623,909 was used in its operating activities, and approximately $168,500 to reduce notes and other liabilities. Common stock in the amount of approximately $179,565 was issued for services rendered.

Until APAC is fully operational, the Company faces a situation whereby it needs to raise additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit and obtaining additional equity.
The Company's future business operation will require additional capital.

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

Item 2.         CHANGES IN SECURITIES -- NONE
                ---------------------

Item 3.         DEFAULTS ON SENIOR SECURITIES -- NONE
                -----------------------------

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE
                ---------------------------------------------------

Item 5.         OTHER INFORMATION -- NONE
                -----------------

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K -- None.
                ---------------------------------

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNIVERSAL EXPRESS, INC.


                                               /S/RICHARD A. ALTOMARE
                                               ----------------------
                                               Richard A. Altomare, President
                                               As Registrant's duly authorized
                                               Chairman of the Board.



Dated:     December 1, 1998