Form 10-Q
period 1998-12-31
UNIVERSAL EXPRESS INC/
filed 1999-03-04
CIK 857351

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED December 31, 1998

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)


          NEVADA                                      11-2781803
----------------------------                      --------------------
(State or other jurisdiction of              (I.R.S. Employer Ident Number)
 incorporation or organization)

 20 SOUTH TERMINAL DRIVE, PLAINVIEW, NEW YORK              11803
(Address of principal executive offices)                (Zip Code)
----------------------------------------                ----------

Registrant's telephone number, including area code (516) 349-1300.

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
                                      YES  X     NO
                                         ----       -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 1998:

--------------------------------------------------------------------------------
                                    $ 656,459
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                      Outstanding at December 31, 1998:
--------------------------------------------------------------------------------
Class "A"                                         3,293,296
Class "B"                                         1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX

                                                           PAGE
                                                          NUMBER
                                                          ------

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - December 31, 1998                          1

 Combined Statement of Operations - Three and six
 months ended December 31, 1998                             2

 Combined Statement of Cash Flows -- Three and six
 months ended December 31, 1998                             3

 Notes to Combined Financial Statements                     4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              4-10

PART II - OTHER INFORMATION                                 10


SIGNATURE                                                   11

UNIVERSAL EXPRESS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT DECEMBER 31, 1998


                                                                       ASSETS
                                                                       ------
CURRENT ASSETS:
Cash                                                               $   (240,746)
Accounts receivable, net of allowance
for doubtful accounts of $142,000 & $190,000, respectively
                                                                        204,367
Inventory                                                               109,280
Loans & Notes receivable, net of allowance for
uncollectible notes of $161,000                                         793,695
Other, primarily prepaid expenses                                          --
                                                                   ------------
            TOTAL CURRENT ASSETS                                        866,596

FURNITURE, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, net                                                       504,368
REORGANIZATION VALUE, net of amortization                               358,798
GOODWILL, net                                                           906,110
Deferred Financing Costs & Other                                        278,013
                                                                   ------------
             TOTAL ASSETS                                          $  2,913,885
                                                                   ============

LIABILITITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $  1,342,198
Taxes payable                                                            74,974
Other                                                                    26,393
Loans/Notes Payable                                                     340,905
Convertible Debentures                                                  289,000
Current maturities of long-term liabilities                             114,773
                                                                   ------------
             TOTAL LIABILITIES                                     $  2,188,243
                                                                   ============
STOCKHOLDERS' EQUITY
Common stock, Class A, $0.005 par value;
authorized 147,000,000 shares;                                              --
3,293,296 issued and outstanding                                         16,475


Common stock, Class B, $0.005 par value;
authorized 3,000,000 shares, 1,280,000
issued and outstanding                                                    6,400
Additional paid-in capital                                           18,895,219
Cash received for stock rights                                          890,000
Deferred compensation related to stock
issued for services                                                  (1,338,945)
Accumulated deficit                                                 (17,743,507)
                                                                   ------------
            TOTAL STOCKHOLDER'S EQUITY                                  725,642
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            2,913,885
                                                                   ============



UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     DECEMBER 31,                   DECEMBER 31,
                                                     ------------                   ------------

                                              1998             1997             1998             1997
                                              ----             ----             ----             ----

INCOME:
Merchandise and service income               $   126,251    $   195,328        264,550    $   255,839
Ticket Sales                                     538,394        457,918      1,035,933        872,190
Delivery Services                                      0         77,251              0        293,739
Other Income                                           0              0              0              0
                                             -----------    -----------    -----------    ----------
      TOTAL INCOME                               664,665        730,497      1,300,483      1,421,768
                                             -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
Cost of goods and services                       326,536        408,139        756,570        782,004
Selling, General and administrative              652,473      1,262,777      1,554,426      2,630,790
Depreciation and amortization                     80,590         79,655        159,627        150,369
                                             -----------    -----------    -----------    -----------
      TOTAL EXPENSES                           1,059,599      1,750,571      2,470,623      3,563,163
                                             -----------    -----------    -----------    -----------

LOSS BEFORE INTEREST EXPENSE                    (394,954)    (1,020,074)    (1,170,140)    (2,141,395)
                                             -----------    -----------    -----------    -----------

INTEREST INCOME                                        0              0              0              0
INTEREST EXPENSE                                   3,451         10,423          6,902         94,459


PROFIT (LOSS) FROM CONTINUING OPERATIONS        (398,405)    (1,030,497)    (1,177,042)    (2,235,854)

PROFIT (LOSS) FROM DISCONTINUED OPERATIONS
                                                       0              0              0              0

NET PROFIT (LOSS)                               (398,405)    (1,030,497)    (1,177,042)    (2,235,854)
                                             ===========    ===========    ===========    ===========

PROFIT (LOSS) PER COMMON SHARE
Profit (Loss) from continuing operations     ($     0.12)   ($     0.12)   ($     0.32)   ($     0.29)
Net Profit (Loss) per Common Share           ($     0.12)   ($     0.12)   (      0.32)   ($     0.29)
                                             -----------    -----------    -----------    -----------

Weighted average number of
shares used in calculation                     3,224,210      8,425,803      3,732,038      7,712,906
                                             ===========    ===========    ===========    ===========



UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998            1997
                                                         ----            ----
CASH FLOWS PROVIDED BY OPERATIONS
Net Loss                                              (1,177,042)    (2,235,854)
Adjustment to reconcile net loss to net
 cash used by operating activities:
Common stock issued as compensation                      460,000        694,695
Common stock issued in lieu of cash                            0        248,350
Depreciation and amortization                            159,627        150,369
                                                      ----------     ----------
                                                        (557,415)    (1,142,440)
Change in assets and liabilities:
 (Increase)/Decrease in restricted cash                        0       (102,000)
 (Increase)/Decrease in accounts receivable              (60,500)       (27,254)
 (Increase)/Decrease in inventory                        (37,848)       (64,096)
 (Increase)/Decrease in loan to officers                 (47,911)        18,077
 (Increase)/Decrease in notes receivable                       0              0
 (Increase)/Decrease in deferred expenses
     and other assets                                     30,008     (1,374,055)
 Increase/(Decrease) in accounts payable and
      accrued expenses                                    85,877       (496,106)
 Increase/(Decrease) in taxes payable                    (12,889)        35,399
 Increase/(Decrease) in other liabilities                 (8,051)         3,227
                                                      ----------     ----------

Cash provided (used) by operations                      (608,729)    (3,149,248)
                                                      ----------     ----------

CASH USED IN INVESTING ACTIVITIES
Investment in holding company                                  0              0
Acquisition of furniture, equipment, and                       0        (64,580)
                                                                     ----------
leasehold improvements

CASH PROVIDED BY FINANCING ACTIVITIES
Sale of common stock from treasury                       250,000              0
Proceeds from notes and loans payable                     66,000              0
Proceeds from issuance of convertible debt                     0      3,714,097
Repayment of notes and other liabilities                (199,500)      (501,905)
Proceeds From Stock Rights                               250,000              0
                                                      ----------     ----------

NET INCREASE (DECREASE) IN CASH                         (242,229)        (1,636)

CASH-Beginning of period                                   1,483         97,738
                                                      ----------     ----------

CASH-End of period                                      (240,746)        96,102
                                                      ==========     ==========

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                          Notes To Financial Statements
                                   (Unaudited)

1.    BASIS OF PRESENTATION

Reference is made to the Company's Consolidated financial statements as of June 30, 1998 and for the fiscal year then ended, filed with the United States Securities and Exchange Commission for a complete discussion of the Company's significant accounting policies and other matters.

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of December 31, 1998, and results of operations for the nine months then ended.


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

USXP's principal subsidiaries and divisions include:
    --The Association of Packagers and Carriers, Inc.
    --Packaging Plus Services, Inc.
    --Images Design and Marketing
    --UniqueNet, Inc.
    --Manhattan Concierge
    --Office Quick

      The business of the corporation is fully described on our Website at WWW.USXP.COM.

The Company changed its name during the year from Packaging Plus Services, Inc. to Universal Express, Inc. ("USXP").

In 1997, the Company purchased the Entertainment division of U.S. Transportation Systems, Inc. The division consisted mainly of: Downtown Theatre Ticket Agency, Inc., or Advance Entertainment (now known as "Manhattan Concierge"), which provide theater, sports and special events tickets and concierge services. The Company intends to incorporate this division into its expanding list of services to the members of APAC. These services are marketed through toll-free phone numbers (1-888-NYSHOWS, 1-800-NYSHOWS AND 1-800-THE-SHOW).

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

In 1998 the Company announced the execution of an agreement to purchase all of the assets of Skyworld International Courier (SkyNet Miami). The closing of the SkyNet acquisition is pending and is subject to the terms of the agreement.



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

The Company announced in 1998 that APAC had formed the APAC Advisory Council
(AC). This council consists of APAC members from 7 regions of the United States as well as APAC president, Nick DeLeone. The goal of the AC is to obtain a more specific regional view of the CMRA industry through the cooperative efforts of the AC members. In March, 1998, APAC held its First Advisory Council meeting in Las Vegas, Nevada. Membership was well attended from all seven APAC regions throughout the United States.

The Company also announced that it has secured a strategic partnership with ATCALL, Inc. and will become APAC's exclusive provider and distributor of Prepaid Phone Cards. ATCALL's alliance with APAC establishes the first exclusive service available to APAC members.

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

In 1998 the Company announced that APAC had formed a strategic alliance with Kodak to make available the Kodak Image Magic Picture Maker to APAC member stores nationwide.

During the year, APAC also announced relationships with other leading vendors, for use of its members, including the following:

     --3M - Heat free, non-electric laminating system and various office supplies.
     --Century Marking/Stamper 2000 - Discounted rates on custom rubber stamps for resale.
     --Day Runner - Discounts on planning and scheduling products available through Wescosa-Florida.
     --Francotyp-Postalia - Discounts on postage meters and mailing equipment. --GBC - Discounts on laminating/binding/finishing equipment and supplies. --Keena - Discounts on tape and sealing products.
     --Kittrich - Discounts on licensed mailing supplies.
     --MBNA Bank - Co-Marketing/Corporate Credit Card program.
     --Nova Information Services
     --Discounts on credit card processing with most monthly fees waived. --Panasonic - National Account Program for copiers, fax, phone and more.

     --Paychex - Discounts on payroll services.
     --Pentel of America - Discounts on writing instruments through
        Wescosa-Florida.
     --Rediform - Discounts on business forms and other office products and services.
     --Risk Management - Business Insurance Services.
     --Thrifty Car Rental - Co-Marketing/Car Rental Referral program. --Ti-Mail - Discounts on decorated Tyvek mailing products.
     --Wescosa-Florida - End-column discounts on office supplies.
     --X-Stamper - Discounts on stock rubber stamps.

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

RESULTS OF OPERATIONS - THREE MONTHS

Three months ended December 31, 1998, as compared to the three months ended December 31, 1997:

                                                            Three Months Ended
                                                               December 31,
                                                          1998           1997
                                                          ----           ----
REVENUES
Merchandise and Service Income                           $126,251        195,328
Ticket Sales                                              538,394        457,918
                                                         --------       --------
Total Revenues from Current Operations
                                                         $664,665       $653,246

Other Revenues - Discontinued
Operations                                                      0         77,251
                                                         --------       --------

Total - Revenues                                         $664,665       $730,497

Cost of Goods and Services                               $326,536       $408,139
                                                         ========       ========


Universal Express, Inc. (USXP), is an integrated business service conglomerate. Its principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc., Manhattan Concierge, Office Quick, Packaging Plus Services, Inc. (corrugated business), Images Design and Marketing, and UniqueNet.

During the three months ended December 31, 1998, the Company's current business operations generated revenues of $664,665, as compared with operating revenues from such businesses of $653,246 for the same three month period in 1997.

Selling, general and administrative expenses were $652,473 for the three months ended December 31, 1998, as compared with $1,262,777 for the same three month period in 1997, a decrease of 50%.

Similarly, for the six month period ended December 1998, the Company's current business operations generated revenues of $1,300,483 as compared with operating revenues from such businesses of $1,128,029 for the same six month period in 1997. Cost of revenues was $756,590 and $782,004, respectively, resulting in gross operating income for the periods of $543,913 and $346,025, respectively.

Revenues from discontinued operations for December 1997 was $293,739.

Selling general and administrative expenses were approximately $1,554,426 for the six months ended December 31, 1998, compared to $2,630,790 for the corresponding 1997 period.

LIQUIDITY AND CAPITAL RESOURCES - FOR THE FIRST AND SECOND
----------------------------------------------------------
QUARTER 1998
------------

The net proceeds from new loans and investments in the Company was approximately $566,000. Approximately $608,000 was used in its operating activities, and approximately $199,500 to reduce notes and other liabilities. Common stock in the amount of approximately $460,000 was issued for services rendered.

Until APAC is fully operational, the Company faces a situation whereby it needs to raise additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit and obtaining additional equity.
The Company's future business operation will require additional capital.

Management continues to explore methods to increase working capital through subordinated debt and additional equity infusions, as well as possible acquisitions.


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

                                                UNIVERSAL EXPRESS, INC.


                                                /S/RICHARD A. ALTOMARE
                                                ------------------------------
                                                Richard A. Altomare, President
                                                As Registrant's duly authorized
                                                Chairman of the Board.



Dated: March 3, 1999