Form 10QSB
period 1999-03-31
UNIVERSAL EXPRESS INC/
filed 1999-05-17
CIK 857351

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 1999

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1999:

--------------------------------------------------------------------------------
                                   $ 4,148,736
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
      Common Stock                      Outstanding at March 31, 1999:
--------------------------------------------------------------------------------
        Class "A"                                4,519,496
        Class "B"                                1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX

                                                                    PAGE
                                                                   NUMBER
                                                                   ------

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - March 31, 1999                                      1

 Combined Statement of Operations - Three and nine
 months ended March 31, 1999                                         2


 Combined Statement of Cash Flows -- Three and nine
 months ended March 31, 1999                                         3

 Notes to Combined Financial Statements                              4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                      4-10

PART II - OTHER INFORMATION                                          10


SIGNATURE                                                            11

UNIVERSAL EXPRESS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT  MARCH 31, 1999

                                                                       ASSETS
                                                                       ------
CURRENT ASSETS:
Cash                                                               $   (123,565)

Accounts receivable, net of allowance
for doubtful accounts of $142,000
     & $190,000, respectively                                           221,354
Inventory                                                                71,432
Loans & Notes receivable, net of allowance for
uncollectible notes of $161,000                                         801,347
Other, primarily prepaid expenses                                          --
                                                                   ------------
            TOTAL CURRENT ASSETS                                        970,568

FURNITURE, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, net                                                       756,454
REORGANIZATION VALUE, net of amortization                               324,870
GOODWILL, net                                                           883,134
Deferred Financing Costs & Other                                           --
                                                                   ------------
             TOTAL ASSETS                                          $  2,935,026
                                                                   ============

LIABILITITES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $  1,470,154
Taxes payable                                                            92,052
Other                                                                    26,393
Loans/Notes Payable                                                     343,905
Convertible Debentures                                                  189,000
Current maturities of long-term liabilities                              85,896
                                                                   ------------
             TOTAL LIABILITIES                                     $  2,207,400
                                                                   ------------

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.005 par value;
      authorized 147,000,000 shares;
     4,519,496 issued and outstanding                                    22,597
Common stock, Class B, $0.005 par value;
     authorized 3,000,000 shares, 1,280,000
     issued and outstanding                                               6,400
     Additional paid-in capital                                      19,348,513
     Cash received for stock rights                                   1,117,602
     Deferred compensation related to
          stock issued for services                                  (1,325,863)
Accumulated deficit                                                 (18,441,623)
                                                                   ------------
            TOTAL STOCKHOLDER'S EQUITY                                  725,626
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,935,026
                                                                   ============



UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,

                                                   1999             1998              1999             1998
                                                   ----             ----              ----             ----

INCOME:
Merchandise and service income                 $    115,367    $    168,906    $    379,917    $    424,745
Ticket Sales                                        342,904         392,003       1,378,837       1,264,193
Delivery Services                                         0               0               0         293,739

Other Income                                          6,906               0           6,906               0
                                              -------------    ------------    ------------    ------------
     TOTAL INCOME                                   465,177         560,909       1,765,660       1,982,677
                                              -------------    ------------    ------------    ------------

COSTS AND EXPENSES:
-------------------

Cost of goods and services                          241,816         406,049         998,386       1,188,053
Selling, General and administrative                 838,452         647,419       2,392,878       2,686,227
Depreciation and amortization                        79,681          82,230         239,308         232,599
                                              -------------    ------------    ------------    ------------
     TOTAL EXPENSES                               1,159,949       1,135,698       3,630,572       4,106,879
                                              -------------    ------------    ------------    ------------

LOSS BEFORE INTEREST EXPENSE                       (694,772)       (574,789)     (1,864,912)     (2,124,202)
                                              -------------    ------------    ------------    ------------

INTEREST INCOME                                           0               0               0               0
INTEREST EXPENSE                                      3,344         128,481          10,246         222,940
     EXTRAORDINARY FINANCE EXPENSE                        0         386,514               0         978,496

PROFIT (LOSS) FROM CONTINUING OPERATIONS           (698,116)     (1,089,784)     (1,875,158)     (3,325,638)
PROFIT (LOSS) FROM DISCONTINUED OPERATIONS
                                                          0               0               0               0

NET PROFIT (LOSS)                                  (698,116)     (1,089,784)     (1,875,158)     (3,325,638)
                                             ==============    ============    ============    ============

PROFIT (LOSS) PER COMMON SHARE
Profit (Loss) from continuing operations               (.18)          (0.03)           (.39)           (.09)
                                              -------------    ------------    ------------    ------------
Net Profit (Loss) per Common Share                     (.18)          (0.03)           (.39)           (.09)
                                              -------------    ------------    ------------    ------------
Weighted average number of
shares used in calculation                        3,966,773      37,784,429       4,808,031      37,784,429
                                             ==============    ============    ============    ============


UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                   1999            1998
                                                                   ----            ----
CASH FLOWS PROVIDED BY OPERATIONS
Net Loss                                                        (1,875,158)   (1,089,784)
Adjustment to reconcile net loss to net
 cash used by operating activities:
Common stock issued as compensation                                459,345       260,566
Common stock issued in lieu of cash                                      0        41,979
Depreciation and amortization                                      239,308        82,230
                                                                ----------    ----------
                                                                (1,176,505)     (705,009)
Change in assets and liabilities:
 (Increase)/Decrease in restricted cash                                  0             0
 (Increase)/Decrease in accounts receivable                        (77,487)     (103,949)
 (Increase)/Decrease in inventory                                        0             0
 (Increase)/Decrease in loan to officers                           (55,563)     (109,928)
 (Increase)/Decrease in notes receivable                                 0        (2,700)
 (Increase)/Decrease in deferred expenses and other assets
                                                                         0       (91,420)
 Increase/(Decrease) in accounts payable and accrued expenses      189,050       233,638
 Increase/(Decrease) in taxes payable                                4,189        13,212
 Increase/(Decrease) in other liabilities                          (19,713)        3,265
                                                                ----------    ----------

Cash provided (used) by operations                              (1,145,559)     (762,891)

CASH USED IN INVESTING ACTIVITIES
Investment in holding company                                            0             0
Acquisition of furniture, equipment, and
leasehold improvements                                                   0       (29,399)

CASH PROVIDED BY FINANCING ACTIVITIES
Sale of common stock from treasury                                 350,000             0
Proceeds from notes and loans payable                               66,000       172,892
Proceeds from issuance of convertible debt                         100,000       526,424
Repayment of notes and other liabilities                          (199,500)      (53,341)
Proceeds From Stock Rights                                         477,602             0
                                                                ----------    ----------

NET INCREASE (DECREASE) IN CASH                                   (351,457)     (246,315)

CASH-Beginning of period                                           227,892        96,102
                                                                ----------    ----------

CASH-End of period                                                (123,565)      (50,213)
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

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of March 31, 1999, and results of operations for the nine months then ended.


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

On May 11, 1999 the Company announced the acquisition of SkyWorld International Courier (SkyNet Miami).

Management has developed new ancillary businesses to support its former core packaging and shipping businesses.

In March the Company announced Internet based strategic alliances with RDIM and PUNK and plans other such alliances, to expand APAC and Manhattan Concierge.

On April 22, 1999, the Company announced that, effective May 15, 1999, its Association of Packagers and Carriers (APAC) will change its name to Private Postal Network.com (PPN), with two divisions, Postal Business Center Network.com (PBC network.com)and an international shipping division, WorldPost Network.com. In future reports, the names of these new entities will be used to cover and describe the present functions and programs of APAC as well as future programs and functions of this electronic network of retail, mail, parcel, and business centers, well positioned to provide goods and services needed to support E-commerce, as well as the international shipping division, including support from SkyWorld International Courier (SkyNet Miami).

Management is now concentrating on raising new capital and focusing on new ventures, including APAC, its multi-faceted association of packaging centers nationwide connected through the World Wide Web.

Management views this fiscal year as a period of transition and anticipates growth based upon its decision to concentrate on core business development through APAC in particular.

USXP's principal subsidiaries and divisions include:
     -- The Association of Packagers and Carriers, Inc.
     -- Manhattan Concierge
     -- Images Design and Marketing
     -- UniqueNet, Inc.
     -- Office Quick
     -- Packaging Plus Services, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS

Three months ended March 31, 1999, as compared to the three months ended March 31, 1998:

                                                            Three Months Ended
                                                                March 31,
                                                          1999            1998
                                                      ------------      --------
REVENUES
Merchandise and Service Income                           $115,367        168,906
Ticket Sales                                              342,904        392,003
                                                         --------       --------
Total Revenues from Current Operations
                                                         $458,271       $560,909

Cost of Goods and Services                               $241,816       $406,049
                                                         ========       ========

Universal Express, Inc. (USXP), is an integrated business service conglomerate. Its principal subsidiaries and divisions include the Association of Packagers and Carriers, Inc., Manhattan Concierge, Office Quick, Packaging Plus Services, Inc. (corrugated business), Images Design and Marketing, and UniqueNet.

During the three months ended March 31, 1999, the Company's current business operations generated revenues of $458,271, as compared with operating revenues from such businesses of $560,909 for the same three month period in 1998.

Gross operating income for the three month period was $216,455 compared with $154,860 for three month period of 1998, an increase of 40%.

Selling, general and administrative expenses were $838,452 for the three months ended March 31, 1999, as compared with $647,419 for the same three month period in 1998.

Similarly, for the nine month period ended March 31 1999, the Company's current business operations generated revenues of $1,765,660 as compared with operating revenues from such businesses of $1,982,677 for the same nine month period in 1998, which including revenues of $293,739 from discontinued operations. Cost of revenues was $998,386 and $1,188,053, respectively, resulting in gross operating income for the periods of $767,274 and $794,624, respectively.

Selling general and administrative expenses were approximately $2,392,878 for the nine months ended March 31, 1999, compared to $2,686,227 for the corresponding 1998 period.

LIQUIDITY AND CAPITAL RESOURCES - FOR THE THIRD
QUARTER 1999

The net proceeds from new loans and investments in the Company was approximately $827,602. Approximately $1,145,559 was used in its operating activities, and approximately $100,000 to reduce notes and other liabilities. Common stock in the amount of approximately $459,345 was issued for services rendered.

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

Item 5.  OTHER INFORMATION -- NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K -- None.










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



Dated: May 13, 1999