Form 10KSB
period 1999-06-30
UNIVERSAL EXPRESS INC/
filed 1999-11-24
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 1998 TO JUNE 30, 1999

                         Commission file number 0-18094

                             UNIVERSAL EXPRESS, INC.

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for the period $2,626,215.

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 1, 1999, $2,560,000 (based on 10,050,000 shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X   No
                                                 ---    ---

The registrant had 7,207,857 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 1999 and 1,280,000 shares of Class B Common Stock.

Total number of sequentially numbered pages in this document:  (25).

Documents Incorporated by Reference: None.

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

                                     HISTORY

The Company was originally incorporated in the state of Nevada on April 6, 1983.

Universal Express (USXP), is an integrated business service company under the direction of its Chairman and Chief Executive Officer, Mr. Richard A. Altomare.

The Company is engaged primarily in the development of its Private Postal Network.com ("PPN", formerly called "APAC") and a division of PPN called the Postal Business Center Network.com ("PBC Network") and expanding the Company's presence in the private postal and international shipping industries. The PBC Network is an association with the goal of unifying and organizing independent and franchised postal stores nationwide. The Company is also active in acquiring businesses that complement and improve the PBC Network. This multi-faceted association of packaging centers nationwide is connected through the World Wide Web.

In the international arena, another division of PPN operates under the name WorldPost Network.com.

                         THE BUSINESS OF THE CORPORATION
                         -------------------------------

The business of Universal Express has undergone major transitions in recent years.

The Company recently announced the acquisition of SkyWorld International Courier (SkyNet Miami).

SkyNet Miami is part of an international shipping network specializing in corporate discount pricing to its customers. Its revenues for its most recent fiscal year were in excess of $5,000,000.

The Company believes that that acquisition of SkyNet Miami will benefit the PBC Network by providing PBC store owners with reduced international shipping rates over their present vendors.

The Company believes that SkyNet Miami has an excellent reputation in international shipping, and will add growth to both the PBC Network and Universal Express.

Management has developed other new ancillary businesses to support its core packaging and shipping businesses.

In March the Company announced an Internet based strategic alliances with HouseHold Direct.com and Internet Advisory Corp. ("PUNK") and plans other such alliances, to expand the PBC Network and Manhattan Concierge.

In July, the Company signed a letter of intent for Imaging Technology Solutions, L.L.C. ("NetEx") to provide services for the PBC Network. There can be no assurance that a definitive agreement will be reached. NetEx is a full-featured software and service combination designed to securely transmit any document, including paper, graphical images, hand written documents and electronic media via the Internet. The Company believes that NetEx is the first Internet-based document delivery service to seamlessly integrate a patented imaging platform, real-time document linking, telephone notification and tiered digital security in an easy-to-use Internet-ware graphical user interface. Accordingly, the Company believes that NetEx provides a secure, expedient, and economical alternative to faxes, overnight couriers and traditional email. The Company believes that NetEx provides comparable document delivery services with much lower fixed costs.

The Company believes its strategy of developing PBCNetwork is unique to the private postal industry. The Company believes that PBCNetwork has established itself as a provider of quality products and services that benefit the owners of private postal businesses. In order for PBCNetwork to continue to provide high-quality products and services essential to today's market needs, the Company believes that it is necessary to develop a strategy for the "third wave" of the industrial revolution - the Internet. While PBCNetwork members do not currently compete with traditional overnight couriers, NetEx will provide them with the opportunity to increase revenues through the use of NetEx's technology for a minimal investment.

Our Web Site is www.usxp.com.

The Company purchased the Entertainment division of U.S. Transportation Systems, Inc. (USTS) in 1997. The division consisted mainly of: Downtown Theatre Ticket Agency, Inc., or Advance Entertainment (now known as "Manhattan Concierge"), which provides theater, sports and special events tickets and concierge services. The Company intends to incorporate this division into its expanding list of services to the members of its PBC Network. These services are marketed through toll-free phone numbers (1-888-NYSHOWS, 1-800-NYSHOWS AND 1-800-THE-SHOW) and Manhattan Conicerge's web site (www.manhattanconcierge.com).

This concierge business is a nationally promoted source for high visibility venues such as the Olympics, U.S. Open, Super Bowl and the World Series. It has been serving corporate and individual clients throughout the United States for over fifty-three years. USXP intends to incorporate this value-added service into the PBC Network expanding menu of offerings to its member stores while attempting to increase Manhattan Concierge's own business presence in the entertainment industry. The Company's two (2) year contract with MBNA credit card holders supports that direction.

In 1994, the Company acquired an advertising agency, Images Design & Marketing (Images). This agency is the in-house marketing and promotional department of the Company. The service of Images is primarily utilized to maximize the Universal Express and the PBC Network's names and trademarks. Images is also expected to reduce advertising costs for the PBC Network members by eliminating the "agency commissions" paid to advertising agencies by printers and other sources of media.

Management is now concentrating on raising new capital and focusing on new ventures, including the PBC Network and SkyNet Miami.

On September 15, 1999, the the Company's Office Quick store in California was sold.

Management views this fiscal year as a period of transition and anticipates growth based upon its decision to concentrate on core business development through the PBC Network and SkyNet Miami.

USXP's principal subsidiaries and divisions include:
--  Private Postal Network.com
--  The Postal Business Center Network.com
--  Manhattan Concierge
--  SkyNet Miami
--  WorldPost Network.com
--  Images Design and Marketing
--  UniqueNet, Inc.
--  Packaging Plus Services, Inc.

                           Private Postal Network.com
                           --------------------------

On May 15, 1999, the name of the Association of Packagers and Carriers, APAC was changed to the Private Postal Network.com (PPN), with two divisions, Postal Business Center Network.com (PBC network.com) and an international shipping division, WorldPost Network.com. In future reports, the names of these new entities will be used to cover and describe the present functions and programs of these networks as well as future programs and functions of this electronic network of retail, mail, parcel, and business centers, which the Company believes are positioned to provide goods and services needed to support E-commerce, as well as the international shipping division, including support from SkyNet Miami.

Private postal and business service centers form a highly fragmented cottage industry. The Company believes that this industry generates over $5 billion in sales and consists of more than 15,000 independent operators. The Company believes there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. PBC Network members are connected to other members and the PBC Network Headquarters via the PBC Web Site (PBCNetwork.com) or by telephone at "1-888-873-2722". The PBC Web Site is utilized not only by members but also will be used by the general public. Only one PBC Network store per Zip Code will be accepted, thus creating internal quality control standards.


The PBC Network, with the help of other media outlets, found that the emergence of E-Commerce is being overlooked by the big retail outlets. The Company believes these firms have not at this point moved well to address the online focus that is gaining momentum. As the online population becomes more frequent and E-Commerce gains speed, the Company believes that the PBC Network will have laid the foundation that will be needed to provide the necessary adaptations for future commerce.

The Company believes that business-to-consumer e-commerce will benefit from consumers seeking the lowest possible price, convenience and public acceptance over fears of insecure transactions and the difficult task of converting these "eyeballs" into transactions.

The Company believes that E-commerce success factors such as quality domain name, first mover advantage, capital to build a brand name, convergence with an established brick and mortar player and the emergence of a leader in most categories will determine the survival of the fittest.

Universal Express is bullish on the Internet's future as a vehicle for consumers' spending, as it projects that the average U.S. household will spend $900 online this year, and $3,000 in 2003 and break the 10% barrier in certain categories. At the same time, e-merchants must distinguish themselves from their competitors in ways other than price in orders to flourish in an online environment.

The Company believes that industries will turn to the Internet to improve their existing business models or introduce an innovative one.

As e-commerce grows, someone must deliver the purchased goods to the consumer. The Company believes that companies such as FedEx, UPS and the U. S Postal Service are well positioned. The opportunity in this market has drawn lots of attention, as "Others" are quickly developing to snatch-away business from these companies. Although traditional shipping companies have been handling most online purchases, the Company believes that residential delivery is not their forte. The Company believes that UPS delivers about 2.4 million packages to homes each day, while Fedex delivers around 320,000. The Company believes that startups will eventually need a distribution system to deliver nearly anything that customers purchase on-line.

A particular trend that the Company feels will further revolutionize the e-commerce space surrounds strategic alliances between virtual companies and traditional brick and mortar companies. The Company believes leverage can be created being both online and off-line. The Company believes that distribution issue present a problem for many e-commerce companies. And that traditional companies, with their existing infrastructure, can be invaluable in fulfilling, packaging and shipping orders. There are also benefits of offering customers multiple sales and service channels.

The PBC Network is an association formed to create a long overdue and needed profitable partnership between packaging store owners and carriers, similar in theory to FTD. The PBC Network provides store owners with a variety of cost-effective services and products to increase their profitability, while they still maintain their local identities or franchise loyalties. The PBC Network's goal it to provide consumers nationwide with a feeling of quality assurance when they frequent a PBC Network location.

            Services Offered To PBC Network Members & Strategic Goals
            ---------------------------------------------------------

The PBC Network has been formed to create a value-added association among packaging and shipping centers as well as the actual carriers of freight worldwide.

In return for a low monthly membership fee, the PBC Network offers a unique combination of value-added services on the e-commerce horizon. A list of immediate and future benefits for association members includes:

Immediate Benefits:

         E-Commerce representation and a highly structured plan for these outlets
         Discounts for Web Utilization
         Savings on shipping prices through quantity discounts
         Centralized billing to lower certain costs
         Pre-paid discounts on shipping
         Professional theme coordinated advertising programs
         PBC Network Web Site linking all members with outside customers E-mail customer leads
         Scholarship Programs for members' children
         Packaging education programs
         Organized conventions
         PBC Network health/ dental insurance
         PBC Network shipping insurance
         Computer software/ hardware, Sales and consulting
         Shipping hot line and tracking for customers
         Continual development of new profit centers
         Quality control for member and customer benefits

         Affordable legal representation
         National customer service satisfaction department
         Political lobbying
         Vacation of the month program
         Discounted air cargo/ next day worldwide rates
         Discounted copier and/or fax, postal meter leasing programs Discounted long distance rates Discounted printing programs Discounted van and equipment leasing program
         Prepaid phone card
         Centralized purchasing
         Monthly Newsletter
         Brand recognition of
         PBC Network Logo PBC Network advisory council
         Store (design/modernization) program


This value-added Network is expected to revitalize and re-define the private postal industry and position itself for additional acquisitions within the transportation industry that may benefit its members' collective strength.

The Company announced in 1998 that the PBC Network had formed an Advisory Council. This council consists of PBC members from 7 regions of the United States as well as PBC President, Nick DeLeone. The goal of the Council is to obtain a more specific regional view of the CMRA industry through the cooperative efforts of the PBC members.

In 1998 the Company announced that the PBC Network had formed a strategic alliance with Kodak to make available the Kodak Image Magic Picture Maker to the PBC Network member stores nationwide.

During the year, the PBC Network also announced relationships with other leading vendors, for use of its members, including the following:

         -- 3M - Heat free, non-electric laminating system and various office supplies.
         -- American Airlines Advantages Frequent Flyer Miles
         -- Reslinx Incentive Travel Program
         -- Century Marking/Stamper 2000 - Discounted rates on custom rubber stamps for resale.
         -- Discounts on planning and scheduling products available through
            Wescosa-Florida.
         -- GBC - Discounts on laminating/binding/finishing equipment and supplies.
         -- Keena - Discounts on tape and sealing products.
         -- Kittrich - Discounts on licensed mailing supplies.
         -- MBNA Bank - Co-Marketing/Corporate Credit Card program.

         -- Nova Information Services - Discounts on credit card processing with most monthly fees waived.
         -- Paychex - Discounts on payroll services.
         -- Rediform - Discounts on business forms and other office products and services.
         -- Risk Management - Business Insurance Services.
         -- Hertz - Co-Marketing/Car Rental Referral program.
         -- Ti-Mail - Discounts on decorated Tyvek mailing products.
         -- Wescosa-Florida - End-column discounts on office supplies.
         -- X-Stamper - Discounts on stock rubber stamps.


Future PBC Network benefits should include but not be limited to e-commerce, mail order contract for individual stores, Internet document delivery systems, national moving preparation program, direct access to packing supplies, audio visual training, electronic car/truck rental, national television advertising, auto club, video conferencing, bar-coded luggage national pick-up program, advertising revenues directly from carriers.

This value-added Network with the goal of revitalizing the private postal industry and positioning itself for additional acquisitions within the transportation industry that benefit its members' collective strength.

Images Design and Marketing: In 1994, management acquired an advertising agency, Images Design & Marketing. This agency is the in-house marketing and promotional department of the Company. Images occupies space in the same building that the Company leases. By utilizing this arrangement, management expects to achieve substantial cost savings on its promotional programs and marketing support of its other subsidiaries. Management expects to reduce the cost of development of marketing and promotional programs for the Business Centers, thereby inexpensively maximizing promotion of the Universal Express and the PBC names and trademarks.

Management expects to reduce advertising expenditures for PBC Network Members through group buying discounts and eliminating the "agency commissions" paid to an ad agency by printers and sources of media. Typically, printers of promotional material and media outlets such as newspapers, magazines and radio escalate costs more for infrequent users.

UniqueNet: In 1996, the Company launched its venture called UniqueNet. UniqueNet is an interactive, specialty gifts Web Site on the Internet's WorldWide Web (UniqueNet.Com). The Web Site will showcase the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site will be able to view, select and purchase products through their personal computer using an on-line order form or regular mail. A retail partner is presently being examined and auction E-Commerce fulfillment may be originated from this site.

                             Packaging Plus Services
                             -----------------------

Packaging Plus Services, Inc. is the corrugated box subsidiary of USXP. A manufacturing facility is being sought relatively close to the main office. The Company intends to be a full service corrugated box manufacturer. Additionally, other equipment has been identified and readied for purchase. The Company believes that this core business will lend itself to expanding the customer base and "trim-out" a new and enhanced market. The Company believes that the additional equipment and marketing effort will enable Packaging Plus Services, Inc. to become a significant player in the corrugated market.

PBC Network Stores use basic corrugated and because of their non-centralized purchasing, they are forced to pay above market prices. Through the PBC Network, the stores will be able to purchase through a centralized purchasing, thus lowering their costs and making their overall operations more competitive. This would enable the Member to create a new market for customized boxes the Company believes will help to expand their customer base and increase their market share.

                                   Competition
                                   -----------

The Company, when it only franchised, previously viewed its competition to be chains of neighborhood packaging and business service centers, the U. S. Postal Service and even at times, carriers such as United Parcel Service and Federal Express; however, with the establishment of the PBC Network, the Company believes that it now works to assist its previous "competitors". Although these "competitors" do not provide the full breadth of services that the PBC Network Membership provides, they all offer services that PBC Network stores sell to the public.

The Company further believes that the maturation of the PBC Network will strengthen the profitable atmosphere in the cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independents from properly promoting their services. Individual store failures are far too great in this industry without a cohesive trade association. The ability of the PBC Network to create a nationally accepted private postal industry that the American public will embrace and trust should make this a viable industry. The Company feels it can convince the independent and nationwide franchisors that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership.

                               Industry Background
                               -------------------

The future of the industry lies predominately in the international business community and domestic acceptance of private postal stores as a natural cohesive industry. As the world moves towards a Global Economy and trade tariffs begin to break down, the Company believes that new shipping markets and opportunities will be developed and the key ingredients underlying these developments will be transportation and outlets for carriers as well as fulfillment for direct marketing products.

The transportation industry has already developed the necessary infrastructure and continues to grow. The Company believes that the missing ingredients needed to make this industry improve are packaging, logistics and inexpensive residential locations. United Parcel Service, Federal Express, American Airlines Cargo and all other carriers, are primarily in the shipping business, not concentrating on packaging, business support services, and affordable consumer outlets.

The Company believes that a nationwide organized packaging network can become a key player in the Global Economy. The Company has positioned itself to be that public player in this lucrative market. Control of the outlets' shipping choices and residential pick-up capability increases company presence and future importance.

From 1980 to 1996, U.S. Postal Service mail volume increased over 40%. During the same period, the U.S. Postmaster General reports that the number of U.S. Post Offices, branches and stations registered a decline from 30,326 to 26,210. Due to high labor costs of staffing additional facilities and the continuing pressure on the U.S. Congress to reduce government subsidies, such as those provided to the U.S. Postal Service, the Company believes it is unlikely that the number of U.S. Post Offices, branches and stations will increase substantially in the foreseeable future. PBC Network stores could contract their services to the Post Office or any International carrier. The Company believes that long waiting lines and limited shipping options are commonplace in most U.S. Post Offices, and that in many areas there is a shortage of post office boxes. Members of PBC Network provide the public with a complement to U.S. Post Offices for many retail postal services. In addition, our Service Centers offer individuals and business customers a variety of personal, business and communications services and merchandise.

                                   Management
                                   ----------

Mr. Richard A. Altomare has been President and CEO of Universal Express since May 1992. Mr. Altomare, a reorganization specialist and investor, took control of Universal Express in December 1991. He directs the Company, and has built (and is continuing to build) a multi-faceted Company foundation for future growth in the global marketplace. He envisions a synergistic company capable of creating a profitable partnership between packaging store owners and carriers. He believes that the Company's advancement beyond the simple franchise organization concept to involve all packaging and postal centers into one worldwide organization whose time has come.

                          Trade Marks and Service Marks
                          -----------------------------

The Company is the owner of trademarks and service marks for the names Universal Express(R) and Manhattan Concierge(R), Uniquenet(R), PBC(TM) and Buyer WeCare(TM).

                                    Employees
                                    ---------

As of June 30, 1999, the Company employed 140 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its PBC Network and expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 1999 and beyond. The Company's Stock Option Plan provides for the issuance of up to 1.25 million shares of the Company's class A common stock.

                                     ITEM 2
                                     ------

                            DESCRIPTION OF PROPERTIES

USXP's present corporate headquarters is approximately 15,000 square feet in Plainview, NY. Also, additional space will be needed for its customized corrugated business. The Company maintains 6,000 square feet of office space in Manhattan for its Entertainment businesses. The Company also has offices in California and Florida. The Company has recently announced its intention to move its corporate headquarters to Manhattan.

                                     ITEM 3
                                     ------

                                LEGAL PROCEEDINGS

The Company is involved in several old lawsuits with vendors and suppliers. These claims are all disputed by the Company. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

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
                                                     Bid
           Quarter Ended                 Low                 High

              9/30/98                    $0.39              $2.125
             12/31/98                    $0.13              $0.375
              3/31/99                    $0.175             $0.90
              6/30/99                    $0.40              $1.313

As of June 30, 1998, there were over 3,500 holders of record of the Company's Common Stock.

The Transfer Agent and Registrar of the Company's Common Stock is OTC Corporate Transfer Service Co.

A 4% stock dividend was declared in this fiscal year.

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

                                    OVERVIEW:
                                    ---------

The business of Universal Express has undergone major transitions since 1994 with the further development and growth of the PBC Network and the acquisition of Manhattan Concierge and SkyNet Miami.

Management is continually concentrating on raising new capital to further develop the PBC Network, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions, requires capital to be developed properly.

Management views this year as a period of continued transition and anticipates additional growth based upon its decision to concentrate on core business development through the PBC Network and further acquisitions in the shipping business to compliment its acquisition of SkyNet Miami.

Results of Operations for the year ended June 30, 1999:

                                                Twelve Months Ended
                                                June 30, 1999      June 30, 1998
                                                -------------      -------------
Revenues:
---------
Ticket Sales                                     $ 1,721,129        $ 1,706,939
Merchandise & Service Sales                          479,077            506,835
Delivery Services                                    402,835            293,739
Other income                                          23,174              1,929
                                                 -----------        -----------
                                                 $ 2,626,215        $ 2,509,442
                                                 -----------        -----------

Costs & Expenses:
-----------------

Cost of Goods Sold                               $ 1,729,182        $ 1,663,051
Selling, General & Admin                           4,304,644          5,152,192
Depreciation & Amortization                          160,836            446,675

                                                 $ 7,042,210        $ 6,414,370
                                                 -----------        -----------

Loss From Cont. Operations                       $(4,415,995)       $(3,904,928)


Interest Expense                                    (172,744)        (2,999,062)
                                                 -----------        -----------


Net Loss                                         $(4,588,742)       $(6,903,990)
                                                 -----------        -----------

Twelve Month Analysis
---------------------



During the year, the Company's operating revenues increased to $2,626,000 from $2,509,000 for 1998.

Cost of revenues, was $1,729,000 and $1,663,000 respectively.

Selling, general and administrative expenses were $5,034,000 for 1999 compared with $4,304,000 for 1998.

Generally, increases in revenue and expenses for 1999 over 1998 are the result of new business development.

Liquidity and Capital Resources
-------------------------------

During the twelve month period ended June 30, 1999, the Company's cash position decreased by approximately $191,000 to $37,000. The Company's financing activities provided $2,125,257 while $2,315,984 was used in its operating and investing activities.

Until the PBC Network is fully operational, the Company will continue to rely on equity and debt raises to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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


NAME                            AGE                             POSITION
----                            ---                             --------

 Richard A. Altomare            51                           Chairman and CEO

RICHARD A. ALTOMARE. Mr. Altomare, is the Chairman and Chief Executive Officer of Universal Express (USXP). Universal, with its wholly owned subsidiary the PBC Network is a leader of the $7 billion private postal industry. Its other subsidiaries are engaged in international shipping, advertising and entertainment concierge services. Prior to Universal Express, Mr. Altomare was an investment banker specializing in real estate, bankruptcy reorganizations and equipment transactions. Mr. Altomare also owned and operated four (4) professional sports teams. He served as a Commander in the U.S. Marine Corps. and U.S. Army specializing in communications and intelligence. Mr. Altomare attended Adelphi and Hofstra University and has been a political candidate for U.S. Congress and serves on numerous Boards.

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


                                     ITEM 10
                                     -------

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

A.  COMPENSATION OF EXECUTIVE OFFICERS.

The following table sets forth information, as required by Section 228.402 of Regulation S-B, 17 C.F.R. Section 228.402, as currently in effect, concerning the annual and long-term compensation of the Company's Chief Executive Officer and other individuals acting in a similar capacity for the past three fiscal years. References in the foregoing tables to the 1994 fiscal year or the latest or last fiscal year refer to the Current Period. No other information is included regarding compensation paid to other Executive Officers during such three year period because no such Executive Officer earned annual or long-term compensation in excess of $100,000. Except as set forth in the tables following, no bonus, other annual compensation, long-term compensation (in the form of restricted stock awards, options, stock appreciation rights, long-term incentive plans, or otherwise), or other forms of compensation were paid to the Company's Chief Executive Officer, any other individuals acting in a similar capacity, or any other Executive Officer of the Company at any time during such periods as are reflected in the tables (and accompanying notes) set forth below. Accordingly, as permitted by Item 402 (a) (5) of Regulation S-B, tables or columns otherwise required have been omitted from this Registration Statement where there has been no compensation awarded to, earned by, or paid to any of the named executives required to be reported in that table or column in any fiscal period covered by that table.

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                            Long-Term

Annual Compensation
Compensation Awards

        (a)             (b)          (c)         (d)           (e)         (f)
NAME & PRINCIPAL       FISCAL      ANNUAL       ANNUAL    OTHER ANNUAL    # of
   POSITION             YEAR       SALARY       BONUS     COMPENSATION   OPTIONS

Richard A. Altomare     1995     $130,000(2)     $0           $0           0
Chmn. & CEO             1996      100,000(2)     $0           $0           0
                        1997      100,000(2)     $0           $0           0
                        1998      300,000(2)     $0           $0           0
                        1999      300,000(2)     $0           $0           0


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


                         OPTION GRANTS IN CURRENT PERIOD


                                Individual Grants

-------------------------------------------------------------------------------------------------------------------
        (a)                     (b)                    (c)                       (d)                   (e)

                                           % of Total Options Granted
                          Options Granted    to Employees in Current
        Name                                         Period                Exercise Price        Expiration Date
------------------------- ---------------- ---------------------------- ---------------------- --------------------

Richard A. Altomare
  Chairman. & CEO                0                    0                          0                      0



     AGGREGATED OPTION EXERCISES IN CURRENT PERIOD AND FY-END OPTION VALUES


------------------------- ---------------- ---------------------------- ---------------------- --------------------
        (a)                     (b)                    (c)                       (d)                   (e)

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


                              Shares
                            acquired on                                     Exercisable/          Exercisable/
        Name               Exercise (#)        Value Realized ($)           Unexercisable         Unexercisable
------------------------- ---------------- ---------------------------- ---------------------- --------------------

Richard A. Altomare
  Chairman. & CEO                0                      0                        0/0                   0/0


B.       COMPENSATION OF DIRECTORS

In the Company's Current Period, there were no arrangements pursuant to which any director of the Company was compensated for any service provided as a Director.

C.  EMPLOYMENT CONTRACTS AND RELATED MATTERS

The Company has an employment contract with Mr. Altomare. To date, Mr. Altomare has deferred receipt of said base salary. To date, $930,000 has been accrued but not paid. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare's employment is terminated at any time within nine months following a "change of control event", as defined therein and generally described below,
(i) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a "change of control event" shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. Mr. Altomare's employment agreement further grants to Mr. Altomare the right under the Court-approved 1994 Stock Option Plan to purchase not less than 500,000 shares of the Company's Class A Common Stock at the fair market price of the stock as of the Plan Effective Date. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

                                     ITEM 11
                                     -------

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 1999 more than five percent of the Class A Common Stock of the Company. This information is based on 7,207,857 shares of Class A Common Stock issued and outstanding as of June 30, 1999. For purposes of this section, it is assumed that all l.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

 NAME AND ADDRESS R           AMOUNT AND NATURE                   % OF
 OF BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP           COMMON STOCK
---------------------------------------- ---------------------------------------

Richard A. Altomare
20 S. Terminal Drive
Plainview, NY 11803           1,290,173 shares                      15.2%



B.  SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 1999. This information is based on 7,207,857 shares of Class A Common Stock issued and outstanding as of June 30, 1999. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS R           AMOUNT AND NATURE                   % OF
 OF BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP           COMMON STOCK
---------------------------------------- ---------------------------------------

Richard A. Altomare
20 S. Terminal Drive
Plainview, NY 11803           1,290,173 shares                      15.2%

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

Mr. Altomare received no cash compensation from the Company during the Chapter 11 case or during the current period, though his employment agreement entitles him to an annual base salary of at least $300,000. To date, $930,000 of salary has been accrued and not paid.

                                     ITEM 13
                                     -------

                        EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                        UNIVERSAL EXPRESS, INC.


Date:  November 24, 1999                /s/ Richard A. Altomare
                                        ------------------------------
                                        Richard A. Altomare, President
                                        and Chairman of the Board

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page
                                                                            ----
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS....................... F-1

CONSOLIDATED BALANCE SHEETS................................................. F-2

CONSOLIDATED STATEMENTS OF OPERATIONS....................................... F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............................. F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS....................................... F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Stockholders and
Board of Directors
Universal Express, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Universal Express, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Express, Inc. and Subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements the Company has a working capital and stockholders= deficiency of approximately $2,613,000 and $284,000, respectively at June 30, 1999, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management=s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /s/ Feldman Sherb Horowitz & Co., P.C.
                                        --------------------------------------
New York, New York                      Feldman Sherb Horowitz & Co., P.C.
November 1, 1999                        Certified Public Accountants

                             UNIVERSAL EXPRESS, INC.
                                AND SUBSIDIARIES

                                REPORT ON AUDITS
                                       OF
                              FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                  June 30, 1999
                                  -------------

CURRENT ASSETS:
    Cash                                                           $     37,164
    Accounts receivable, net of allowance for doubtful
          accounts of $182,400                                          537,134
    Inventory                                                           100,162
    Loan to officer                                                     783,445
    Related party receivables                                           105,481
                                                                   ------------
          Total current assets                                        1,563,386
                                                                   ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                 228,222
                                                                   ------------

OTHER ASSETS:
    Non-compete agreement, net                                          140,000
    Goodwill, net                                                     2,032,898
    Note receivable                                                     550,800
    Other assets                                                        155,986
                                                                   ------------
                                                                      2,879,684
                                                                   ------------
                                                                   $  4,671,292
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $  2,604,149
    Payroll taxes payable                                               172,095
    Other                                                               130,751
    Notes payable                                                     1,080,310
    Convertible debentures                                              189,000
                                                                   ------------
          Total current liabilities                                   4,176,305
                                                                   ------------

LONG-TERM LIABILITIES                                                   579,051
                                                                   ------------

MINORITY INTEREST                                                       200,313
                                                                   ------------

STOCKHOLDERS' EQUITY:
    Common stock, $.005 par value; authorized 147,000,000
          shares, 7,207,857  shares issued and outstanding               36,039
    Class B common stock, $.005 par value; authorized 3,000,000
          shares, 1,280,000 shares issued and outstanding                 6,400
    Additional paid-in capital                                       20,377,905
    Cash received for stock rights                                    1,770,002
    Accumulated deficit                                             (21,155,207)
    Deferred compensation related to stock issued for services       (1,319,516)
                                                                   ------------
          Total stockholders' equity                                   (284,377)
                                                                   ------------
                                                                   $  4,671,292
                                                                   ============

                 See notes to consolidated financial statements
                                       F-2

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                         Years Ended June 30,
                                                         --------------------

                                                          1999         1998
                                                          ----         ----


INCOME:
    Ticket sales                                     $ 1,721,129   $ 1,706,939
    Merchandise and service sales income                 479,077       506,835
    Delivery services                                    402,835       293,739
    Other  income                                         23,174         1,929
                                                     -----------   -----------
                                                       2,626,215     2,509,442
                                                     -----------   -----------

COSTS AND EXPENSES:
    Cost of goods sold                                 1,729,182     1,663,051
    Selling, general and administrative                5,152,192     4,304,644
    Depreciation and amortization                        160,836       446,675
                                                     -----------   -----------
                                                       7,042,210     6,414,370
                                                     -----------   -----------

LOSS FROM OPERATIONS                                  (4,415,995)   (3,904,928)


INTEREST EXPENSE                                        (172,744)   (2,999,062)
                                                     -----------   -----------

NET LOSS                                             $(4,588,739)  $(6,903,990)
                                                     ===========   ===========


    Net loss per common share                        $     (1.29)  $    (16.74)*
                                                     ===========   ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES               3,561,529       412,453 *
                                                     ===========   ===========




* adjusted retroactively for 1:70 reverse stock split in 1998



                 See notes to consolidated financial statements.

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------


                                                                 Common Stock             Class B Stock       Paid-in
                                                        --------------------------   --------------------
                                                        # of Shares        Amount    # of Shares    Amount    Capital
                                                        -----------     ----------   -----------  --------  -----------

BALANCE - JUNE 30, 1997                                      60,735    $     304     1,280,000   $ 6,400   $ 10,833,279

     Common shares issued for compensation                   36,000          180          --        --          988,815

     Amortization of deferred compensation                     --           --            --        --             --

     Common shares issued for interest and penalties        372,710        1,864          --        --        1,113,032

     Common shares issued for upon conversion of notes    1,353,847        6,769          --        --        4,605,938

     Common shares issued as security                         7,075           35          --        --          137,679

     Common shares issued for acquisition
          of Office Quick                                     4,714           23          --        --          319,777

     Cash received for stock rights                            --           --            --        --             --

     Net loss                                                  --           --            --        --             --

                                                         -----------    --------     ---------   -------   ------------
BALANCE - JUNE 30, 1998                                   1,835,081        9,175     1,280,000     6,400     17,998,520

     Sales of common stock                                2,738,833       13,694          --        --        1,038,306

     Common shares cancelled                                 (1,718)          (9)         --        --                9

     Common shares issued for compensation                1,280,000        6,400          --        --          791,300

     Amortization of deferred compensation                     --           --            --        --             --

     Common shared issued for services                      233,500        1,168          --        --          205,581

     Common shares issued for interest and penalties        118,200          591          --        --           30,209

     Common shares issued for upon conversion of notes      315,000        1,575          --        --          167,425

     Common shares issued for upon conversion of
          convertible debentures                            400,000        2,000          --        --           98,000

     Common shares issued as good faith deposit              50,000          250          --        --           49,750

     Dividends paid                                         239,028        1,195          --        --           (1,195)

     Cash received for stock rights                            --           --            --        --             --

     Net loss                                                  --           --            --        --             --

                                                         -----------   ---------     ---------   -------   ------------
BALANCE - JUNE 30, 1999                                   7,207,923    $  36,039     1,280,000   $ 6,400   $ 20,377,905
                                                         ===========   =========     =========   =======   ============



                                                            Stock        Accumulated     Deferred

                                                           Rights         Deficit      Compensation       Totals
                                                         ------------    -----------   ------------     -----------



BALANCE - JUNE 30, 1997                                  $       --     $ (9,662,478)   $ (1,054,000)   $    123,505

     Common shares issued for compensation                       --             --          (913,057)         75,938

     Amortization of deferred compensation                       --             --           791,891         791,891

     Common shares issued for interest and penalties             --             --              --         1,114,896

     Common shares issued for upon conversion of notes           --             --              --         4,612,707

     Common shares issued as security                            --             --              --           137,714

     Common shares issued for acquisition
          of Office Quick                                        --             --              --           319,800

     Cash received for stock rights                           640,000           --              --           640,000

     Net loss                                                    --       (6,903,990)           --        (6,903,990)

                                                         ------------   ------------    ------------    ------------
BALANCE - JUNE 30, 1998                                       640,000    (16,566,468)     (1,175,166)        912,461

     Sales of common stock                                       --             --              --         1,052,000

     Common shares cancelled                                     --             --              --              --

     Common shares issued for compensation                       --             --          (797,700)           --

     Amortization of deferred compensation                       --             --           653,350         653,350

     Common shared issued for services                           --             --              --           206,749

     Common shares issued for interest and penalties             --             --              --            30,800

     Common shares issued for upon conversion of notes           --             --              --           169,000

     Common shares issued for upon conversion of
          convertible debentures                                 --             --              --           100,000

     Common shares issued as good faith deposit                  --             --              --            50,000

     Dividends paid                                              --             --              --              --

     Cash received for stock rights                         1,130,002           --              --         1,130,002

     Net loss                                                    --       (4,588,739)           --        (4,588,739)

                                                         ------------   ------------    ------------    ------------
BALANCE - JUNE 30, 1999                                  $  1,770,002   $(21,155,207)   $ (1,319,516)   $   (284,377)
                                                         ============   ============    ============    ============



                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   June 30,
                                                                        -----------------------------
                                                                           1999              1998
                                                                        ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                             $ (4,588,739)   $(6,903,990)
                                                                         ------------    -----------
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                                          160,836        446,675
       Common shares issued for non-cash expense transactions                 890,901       (121,166)
       Write down of net fixed assets                                         196,523         16,684
       Write off of net reorganization cost                                   290,941
       Write down of net goodwill                                             342,664
       Amortization of deferred financing costs                                  --        1,834,467

    Increase (decrease) in cash attributable to changes in assets and liabilities as follows:
       Decrease in accounts receivable                                        134,649        163,362
       (Increase)  in inventory                                               (28,730)       (40,692)
       (Increase) in loan to officer                                          (37,661)      (417,054)
       (Increase) decrease in notes receivable                               (319,654)        67,743
       Decrease  in other, primarily prepaid expenses                            --          143,957
       (Increase) decrease in other assets                                    (16,486)      (334,505)
       Increase (decrease) in accounts payable and accrued expenses           480,838        (69,359)
       Increase in payroll taxes payable                                       84,232         75,973
       Increase in other liabilities                                          101,635           --
                                                                         ------------    -----------
             Total adjustments                                              2,280,688      1,766,085
                                                                         ------------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                      (2,308,051)    (5,137,905)
                                                                         ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                      (7,933)      (221,411)
                                                                         ------------    -----------

NET CASH USED IN INVESTING  ACTIVITIES                                         (7,933)      (221,411)
                                                                         ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of convertible debt                               --        4,938,645
    Repayments of notes and loans payable                                     (56,745)       (89,174)
    Proceeds from stock rights                                              1,130,002        640,000
    Issuance of common stock                                                1,052,000           --
                                                                         ------------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,125,257      5,489,471
                                                                         ------------    -----------

NET INCREASE (DECREASE) IN CASH                                              (190,728)       130,155

CASH - BEGINNING OF YEAR                                                      227,892         97,738
                                                                         ------------    -----------

CASH - END OF YEAR                                                       $     37,164    $   227,892
                                                                         ============    ===========

        Supplemental disclosure of cash
             flow information:
        Cash paid for interest --                                        $     19,301    $    49,967
                                                                         ============    ===========
        Non Cash Activity - See note 14 with
        respect to issuance of the company
        shares of common shares as compensation
        for services rendered


                 See notes to consolidated financial statements.

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                            YEARS ENDED JUNE 30, 1999
                            -------------------------

1.       DESCRIPTION OF THE BUSINESS
         ---------------------------

         Universal Express, Inc. (AUSXP@) is an integrated business service company. Its principal subsidiaries and divisions include USXP=s entertainment division which consists of Downtown Theater Ticket Agency, Inc. (DTTA) and its subsidiaries, its recently acquired subsidiary, Skyworld International Courier (ASkyNet Miami@), and Private Postal Network.com and its division Postal Business Center Network.com, an association of independent and franchised nationwide postal stores. USXP=s primary focus is on the development of its postal business center networks and new acquisitions which will strengthen its market position.

         On June 30, 1998 USXP elected to effect a 1:70 reverse stock split of its common stock. The aforementioned financial statements and opening balances have been restated to reflect such reverse splits.

         On September 1, 1997, USXP acquired all of the outstanding shares of Leone, Inc. d/b/a Office Quick and Etc. Etc. Color and Copy Centers, Inc. for 330,000 shares of the Companies= stock at a price of $1.00 per share and $24,000 in cash. On September 15, 1999, USXP sold all of the assets of Leone, Inc. in consideration for the buyer assuming $127,729 of lease obligations and trade payables of $21,300.

         On June 8, 1999 USXP acquired 5202 shares (51%) of SkyNet, MIA and its 60% owned subsidiary SkyNet Venezuela (ASkyNet@) for a note payable of $450,000 payable in eighteen instalments of $25,000 commencing June 15, 2000. In addition, USXP will provide $500,000 to payoff SkyNet=s loan from a bank. USXP will also provide SkyNet with $600,000 additional working capital. USXP recognized goodwill of approximately $1,500,000 from its acquisition of SkyNet.

         Hereinafter, all of the aforementioned companies are collectively referred to as the ACompany@.

         The following unaudited pro-forma information reflects the results of operations of the Company as though the purchase had been consummated as of July 1, 1997;

                                              Years ended June 30,
                                              --------------------

                                          1999                       1998
                                          ----                       ----

         Revenue                    $   7,411,055              $    7,953,359

         Net Loss                   $ (4,493,331)              $  (6,849,082)

         Net loss per share         $      (1.26)              $      (16.61)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a. PRINCIPLES OF CONSOLIDATION - The accompanying financial statements consolidate the accounts of USXP and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         b. REVENUE RECOGNITION - Income from sales of supplies and equipment is recognized when the orders are completed and shipped.

               Entertainment division sales are recognized when the ticket is delivered to the customer.

               Delivery income is recognized upon the completion of the delivery to its destination.

         c. Cash and cash equivalents - The Company considers cash equivalents to be those instruments which have initial maturities of three months or less.

         d. Property and equipment - Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, ranging from five to ten years.

         e. Non-competition agreement - Amortization is provided over the five year contractual life of the agreement.

         f. Goodwill - Goodwill resulting from the acquisition of the subsidiaries represents the remaining unamortized value of the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is amortized on a straight line basis over a period of 15 years.

         g. Deferred compensation - Deferred compensation recorded in connection with Class B common stock issued to the Company's Chief Executive Officer is amortized over the five years of the related employment agreement.

         h. Inventory - Inventories, consisting of supplies, are stated at the lower of average cost or market.

         i. Basic net loss per common share - Net loss per common share is calculated utilizing the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation where the effect is dilutive.

         j. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         k. Income taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax assets will not be realized.

12. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

13. Impairment of long-lived assets -The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 1999, the Company believes that there has been no impairment of its long-lived assets.

3.       BASIS OF PRESENTATION
         ---------------------

         The Company has a working capital and stockholders= deficiency of approximately $2,613,000 and $284,000, respectively at June 30, 1999, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company=s profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       BUSINESS SEGMENTS
         -----------------

         The Company operates in three business segments, merchandise and services sales, shipping and entertainment services.

         Summarized financial information of the business segments in 1999 is as follows:


                                             Merchandise
                                                 and           Shipping     Entertain-       Total
                                            services sales                    ment
                                            --------------     --------     -----------      -----


         Revenue                             $   494,040    $   411,046   $ 1,721,129    $ 2,626,215

         Operating (income) loss             $ 4,516,369    $   107,494   $   (35,121)   $ 4,588,742

         Net (income) loss                   $ 4,516,369    $   107,494   $   (35,121)   $ 4,588,742

         Identifiable assets                 $   747,311    $ 1,527,720   $   223,363    $ 2,498,394

         Depreciation and amortization       $   262,189    $    12,742   $     3,634    $   278,565

         Capital expenditures                $     7,933    $     --      $    --        $     7,933
                                             ===========     ==========   ===========    =============

5.       LOAN TO OFFICER
         ---------------

         In accordance with the employment contract of the Company=s Chief Executive Officer, such officer is entitled to secure loans from the Company in an amount not to exceed $950,000. These loans bear interest at the applicable federal rate, which approximated 6.5% during the years ended June 30, 1999 and June 30, 1998. Repayment of such note is due June 15, 2000. As of June 30, 1999 the amount owed under such loan is $783,445. In addition, the Company has accrued unpaid salary to such officer aggregating $930,000 at June 30, 1999.

6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consists of the following:

               Leasehold improvements                           $   121,689

               Office equipment                                     726,765

               Furniture and fixtures                               125,765
                                                                -----------

                                                                    974,219

               Less accumulated depreciation and amortization      (745,997)


                                                                $   228,222
                                                                ===========

7.       RELATED PARTY RECEIVABLES
         -------------------------

         Related party receivables represent receivables from companies partially owned by the minority shareholder of SkyNet.

8.       NOTE RECEIVABLE
         ---------------

         Note receivable represents the principal and accrued interest balance due from an individual who in December, 1998 purchased 100% of the stock of one of the Company=s subsidiaries for $545,000. Collection of the note is over a period of 16 years bearing interest at 6% per annum payable in weekly installments of $629 over the first 53 weeks and $1060 weekly thereafter.

9.       NON-COMPETITION AGREEMENT
         -------------------------

         The Company entered into a non-competition agreement for a period of 5 years with a former subsidiary and paid $200,000 as consideration for such agreement. At June 30, 1999 the unamortized amount of the agreement is $140,000.

10.      NOTES PAYABLE
         -------------

         Notes payable consist of the following:

         Bank line of credit,  renewable  monthly,
         bearing interest at 2% above the prime rate.               $  130,000

         Notes  payable -  individuals, due upon demand,
         bearing  interest at rates ranging from 8% to
         24% per annum                                                 147,000

         Note payable,  due upon demand, bearing
         interest at 10%.                                               29,000

         Loan payable - bearing  interest at the rate of
         10% per annum, due upon demand.                                25,941

         Capital lease  obligations  assumed with varying
         monthly  payments and interest rates maturing in 2000;
         secured by interest in equipment.                              85,896

          Bank loan due on March 15,  2000,  interest  payable
          at the bank prime rate plus 1.5  points.
          Secured by  $300,000  letter of credit from the              300,000
          former owner of SkyNet.

          Bank  loan  due on  November  25,  1999,  interest
          payable  at  bank's certificate  of  deposit  rate
          plus 1.5  points.  Secured  by  $150,000
          certificate of deposit from the minority
          shareholder of SkyNet.                                       150,000

          Loan  from an  investor  at a fixed  interest
          amount of  $17,500, due December 15, 2000.                    82,500

          Two  notes  payable  to  an  individual   payable  in
          weekly  payments aggregate  $610  including  interest.
          These notes  provide that if the controlling  interest
          of SkyNet were to change then the notes would be
          due on demand.  Additionally,  the note would bear
          interest at 30% per annum until paid.  The note holder not
          exercised  his right for demand payment.                      72,294



          Bank  loan  payable  in  monthly  installments
          up to March  15,  2000, interest  payable  at the
          bank  prime  rate plus 2 points.  Secured  by                 33,291
          accounts receivable.

          Non-interest  bearing notes to shareholders
          and two investors  payable
          from July 1, 2000 to December 15, 2000.                      153,439

          Note payable for purchase of 51% of shares of stock
          of SkyNet,  payable in eighteen installments of
          $25,000 commencing June 15, 2000                             450,000
                                                                     ---------

                                                                     1,659,361

Less: current maturities                                            (1,080,310)


                                                                  $    579,051
                                                                  ============





         The above long-term loans are maturing on various dates during the year ending June 30, 2001.


11.      CONVERTIBLE DEBENTURES
         ----------------------

         The Company issued a series of convertible debentures in 1997 in the approximate amount of $5,000,000 which all but $189,000 were converted into common shares. The remaining portion bears interest ranging 10% to 12% per annum maturing July 31, 1999. Subsequent to the maturity date the holder of $100,000 of such debentures issued notices of conversion. The remaining $89,000 is still outstanding.

12.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company leases the space for its administrative offices and warehouse on a month to month basis and is currently paying approximately $7,600 per month and two other offices on yearly leases of approximately $8,100.

         The employment agreement with the Company's Chief Executive Officer provided for an annual base salary of $84,000 in 1994, subject to annual cost of living adjustments each succeeding January 1st over a five year period. In connection therewith, the officer was issued 1,000,000 new common shares as compensation for services previously rendered and expenses previously incurred during the pendency of the Company's 1994 bankruptcy proceedings. The shares had been valued at $0.50 per share and compensation of $ 500,000 was included as a charge to reorganization expense. Additionally, the officer will be issued 500,000 additional shares as additional compensation pursuant to the employment agreement. If, prior to the termination of the entire employment period, the officer's employment is terminated for cause (as defined), the officer will forfeit 8,333 shares for each of the months of employment that has not been completed over the remaining term of the agreement. Deferred compensation of $500,000 had been recorded in connection with the 500,000 share issuance which was fully amortized at June 30, 1999. In February, 1999 the employment contract of the officer was renewed for an additional five year period at an annual compensation of $300,000 per annum.

         The Company is obligated under a consulting agreement expiring February 28, 2004 under which the Company is to receive financial and accounting services for a fee of approximately $116,000 per annum.

         The Company is involved in various lawsuits and claims in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company=s financial position.

13.      INCOME TAXES
         ------------

         At June 30, 1999 the Company had approximately $21,000,000 of net operating loss carry forwards expiring beginning in 2007. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitation.

         Deferred tax debits in the amount of approximately $8,419,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

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

         During the year ended June 30, 1999 the Company issued 5,374,560 shares of common stock. Of such shares issued, 233,500 were issued in exchange for services rendered; 433,200 shares were issued in payment of interest and principal on notes payable, 400,000 shares were issued for conversion of convertible debentures; 50,000 common shares were issued as a good faith deposit for acquisition of SkyNet and 239,028 shares were issued as a dividend. In addition, 2,738,833 shares were issued to investors for cash.

         During the year ended June 30, 1999 advisory fees was prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 1,280,000 common shares. The common shares were valued at their approximate fair market value on the dates of issuance. The terms of the consulting agreements are from eighteen to twenty four months, and the amounts recorded for the issuance of the shares are being amortized over the respective periods.

15.      STOCK RIGHTS
         ------------

         Stock rights represent amounts received from investors for their future rights to purchase shares of stock of the Company at a discount of 20 to 30% of the market value of the stock at the date of exercise subject to the Company=s right of redemption at a premium not to exceed 20% of the face amount of the right.

16.      STOCK OPTION PLAN
         -----------------

         The Company's "1994 Stock Option Plan@ provides for the issuance of up to 104,167 shares of common stock. The purchase price per share of common stock under each option shall not be less than the fair market value of the common stock on the date such option is granted. No options have been granted under the plan as of June 30, 1999.

17.      MINORITY INTEREST
         -----------------

         At June 30, 1999 minority interest represents 750 shares of non-voting preferred stock of SkyNet issued prior to its acquisition by USXP. The stock is convertible into 10 shares of common stock of SkyNet at the option of SkyNet on or before December 31, 2003.