Form 10QSB
period 1999-09-30
UNIVERSAL EXPRESS INC/
filed 2000-01-06
CIK 857351

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 1999

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                            11-2781803
----------------------------                     -------------------------------
(State or other jurisdiction of                   (I.R.S. Employer Ident Number)
incorporation or organization)

 20 South Terminal Drive, Plainview, New York                  11803
----------------------------------------------               ----------
    (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code (516) 349-1300.
                                                        ---------------

Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
                                ---------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      YES  X     NO
                                         -----      ------

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 1999:

--------------------------------------------------------------------------------
                                   $ 2,717,816
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
 Common Stock                            Outstanding at September 30, 1999:
--------------------------------------------------------------------------------
Class "A"                                          10,065,988
Class "B"                                           1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX

                                                                        Page
                                                                        Number

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - September 30, 1999                                       1
 Combined Statement of Operations - Three months
ended September 30, 1999                                                  2

 Combined Statement of Cash Flows -- Three months
ended September 30, 1999                                                  3

 Notes to Combined Financial Statements                                   4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                             4

PART II - OTHER INFORMATION                                              12


SIGNATURE                                                                13

UNIVERSAL EXPRESS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS AT SEPTEMBER 30, 1999
                                                                       ASSETS
                                                                       ------
CURRENT ASSETS:
Cash                                                               $   (108,380)
Accounts receivable, net of allowance
for doubtful accounts of $182,400                                       693,922

Inventory                                                                98,849
Loans & Notes receivable                                              1,333,094

Other, Assets                                                           303,079
                                                                   ------------
            TOTAL CURRENT ASSETS                                   $  2,320,564

FURNITURE, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, net                                                       205,445
REORGANIZATION VALUE, net of amortization                               106,071
GOODWILL, net                                                           560,355
Investment A/C                                                        1,293,194
                                                                   ------------
             TOTAL ASSETS                                          $  4,485,629
                                                                   ============

LIABILITITES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $  2,335,612
Taxes payable                                                           176,548
Other                                                                    98,444
Loans/Notes Payable                                                   1,171,616
Convertible Debentures                                                  189,000
Long-Term Liabilities                                                   194,611
                                                                   ------------
TOTAL LIABILITIES                                                  $  4,165,831
                                                                   ============

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.005 par value;
     authorized 147,000,000 shares;
     10,065,988 issued and outstanding                             $     50,330
Common stock, Class B, $0.005 par value;
     authorized 3,000,000 shares,
     1,280,000 issued and outstanding                                     6,400
Additional paid-in capital                                           21,756,781
Cash received for stock rights                                        1,640,002
Deferred compensation related to
     stock issued for services                                       (1,419,299)
Accumulated deficit                                                 (21,714,414)
                                                                   ------------
            TOTAL STOCKHOLDER'S EQUITY                                  319,798
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  4,485,629
                                                                   ============

UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

INCOME:                                                1999              1998
-------                                                ----              ----

Merchandise and service income                    $   102,591       $   138,299
Ticket sales                                          281,176           497,539
Delivery Services                                     950,677              --
Other income                                             --                --
TOTAL INCOME                                        1,334,444           635,838


COST AND EXPENSES:
------------------

Cost of goods and services                          1,028,256           430,034
Selling, general and administrative                 1,295,957           901,953
Depreciation and amortization                          79,681            79,037
                                                  -----------       -----------
                                                    2,403,894         1,411,024


LOSS BEFORE INTEREST                               (1,069,450)         (775,186)
                                                                    -----------

INTEREST INCOME                                          --                --
INTEREST EXPENSE                                       (3,180)           (3,451)


LOSS FROM CONTINUING OPERATIONS                    (1,072,630)         (778,637)
LOSS FROM DISCONTIUED OPERATIONS                            0                 0
                                                  -----------       -----------

NET LOSS                                          $(1,072,630)      $  (778,637)
                                                  ===========       ===========

LOSS PER COMMON SHARE
Loss from continuing operations                   ($     0.11)      ($     0.22)
Loss from discontinued operations                        --                --

Net Loss                                          ($     0.11)      ($     0.22)
Weighted average number of
shares used in calculations                       $ 9,428,670       $ 3,542,908
                                                  ===========       ===========

UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

CASH FLOWS PROVIDED BY OPERATIONS                       1999            1998
                                                        ----            ----

Net Loss                                            $(1,072,630)   $  (778,637)
Adjustment to reconcile net loss to net
 cash used by operating activities:

Common stock issued for services rendered               198,150        179,565
Depreciation and amortization                            79,681         79,037
                                                    -----------    -----------
                                                       (794,799)      (520,035)
Change in assets and liabilities:
 (Increase)/Decrease in restricted cash                    --             --
 (Increase)/Decrease in accounts receivable            (156,788)       (30,998)
 (Increase)/Decrease in inventory                         1,313           --
 (Increase)/Decrease in loan to officers                   --          (36,494)
 (Increase)/Decrease in notes receivable                  1,151        (31,299)
 (Increase)/Decrease in deferred expenses
     and other assets                                      --             --
 Increase/(Decrease) in accounts payable
     and accrued expenses                              (268,537)        13,865
Increase/Decrease in taxes payable                       (4,453)        (3,529)

 Increase/(Decrease) in other liabilities               (32,307)       (15,419)
                                                    -----------    -----------

Cash provided (used) by operations                   (1,254,420)      (623,909)
                                                                   -----------

CASH USED IN INVESTING ACTIVITIES
Acquisition of furniture, equipment,
     and leasehold, improvements                           --             --
                                                    -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock                                648,876        250,000
Net proceeds from issuance of convertible debt             --             --
Proceeds from notes and loans payable                    60,000         66,000
Repayment of notes and other liabilities                   --         (168,500)
Proceeds From Stock Rights                              400,000        250,000
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                        (145,544)      (226,409)

CASH-Beginning of period                                 37,164        227,892
                                                    -----------    -----------

CASH-End of period                                  $  (108,380)   $     1,483
                                                    ===========    ===========

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------
                          Notes To Financial Statements
                                   (Unaudited)


1.    BASIS OF PRESENTATION
---------------------------

Reference is made to the Company's Consolidated financial statements as of June 30, 1999 and for the fiscal year then ended, filed with the United States Securities and Exchange Commission for a complete discussion of the Company's significant accounting policies and other matters.

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of September 30, 1999, and results of operations for the nine months then ended.


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

The business of Universal Express, Inc. (the "Company") has undergone major transitions in recent years.

On May 7, 1999, the Company acquired 51% of the capital stock of SkyWorld International Courier (SkyNet Miami), in consideration for a note of $450,000 payable by the Company in eighteen monthly installments of $25,000 each commencing June 15, 2000. In addition, the Company agreed to payoff a $500,000 loan to SkyNet Miami from a bank. The Company also provided SkyNet Miami with $600,000 of additional working capital. No capital stock consideration from the Company was involved in this transaction.

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

In November, 1999, the Company announced the signing of an agreement with Imaging Technology Solutions, L.L.C. ("NetEx") pursuant to which NetEx will provide services for the PBC Network. NetEx is a full-featured software and service combination designed to securely transmit any document, including paper, graphical images, hand written documents and electronic media via the Internet. The Company believes that NetEx is the first Internet-based document delivery service to seemlessly integrate a patented imaging platform, real-time document linking, telephone notification and tiered digital security in an easy-to-use Internet-ware graphical user interface. Accordingly, the Company believes that NetEx provides a secure, expedient, and economical alternative to faxes, overnight couriers and traditional email. The Company is offering to raise for the "NetEx Program" and the PBC Network members $1.7 million dollars, in increments based on a roll out schedule for the program and equipment, for the members of the PBC Network throughout the United States. The Company will provide each member store owner with a scanner valued at $300 for the members to begin offering their customers the program for a fee based on usage. The PBC Network will earn revenues based on the usage of the program by the members and their customers.

In December, 1999, the Company announced the signing of a non-binding letter of intent with Talk Visual Corp. to enable the PBC Network to offer its members videocalling systems for the use of their customer. There can be no assurance that the Company will reach a definitive agreement with Talk Visual Corp.

The Company believes its strategy of developing PBCNetwork is unique to the private postal industry. The Company believes that PBCNetwork has established itself as a provider of quality products and services that benefit the owners of private postal businesses. In order for PBCNetwork to continue to provide high-quality products and services essential to today's market needs, the Company believes that it is necessary to develop a strategy for the "third wave" of the industrial revolution - the Internet. While PBCNetwork members do not currently compete with traditional overnight couriers, the Company believes that NetEx will provide them with the opportunity to increase revenues through the use of NetEx's technology for a minimal investment.

The Company's Web Site is www.usxp.com.

The Company purchased the Entertainment division of U.S. Transportation Systems, Inc. (USTS) in 1997. The division consisted mainly of: Downtown Theatre Ticket Agency, Inc., or Advance Entertainment (now known as "Manhattan Concierge"), which provides theater, sports and special events tickets and concierge services. The Company intends to incorporate this division into its expanding list of services to the members of its PBC Network. These services are marketed through toll-free phone numbers (1-888-NYSHOWS, 1-800-NYSHOWS AND 1-800-THE-SHOW) and Manhattan Concierge's web site (www.manhattanconcierge.com).

This concierge business is a nationally promoted source for high visibility venues such as the Olympics, U.S. Open, Super Bowl and the World Series. It has been serving corporate and individual clients throughout the United States for over fifty-three years. The Company intends to incorporate this value-added service into the PBC Network expanding menu of offerings to its member stores while attempting to increase Manhattan Concierge's own business presence in the entertainment industry.

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

USXP's principal subsidiaries and divisions include:
Private Postal Network.com
The Postal Business Center Network.com
Manhattan Concierge
SkyNet Miami
WorldPost Network.com
Images Design and Marketing
UniqueNet, Inc.
Packaging Plus Services, Inc.

PRIVATE POSTAL NETWORK.com
--------------------------

On May 15, 1999, the name of the Association of Packagers and Carriers, APAC was changed to the Private Postal Network.com (PPN), with two divisions, Postal Business Center Network.com (PBC network.com) and an international shipping division, WorldPost Network.com.

Private postal and business service centers form a highly fragmented cottage industry. The Company believes that this industry generates over $5 billion in sales annually and consists of more than 15,000 independent operators. The Company believes there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. PBC Network members are connected to other members and the PBC Network Headquarters via the PBC Web Site (PBCNetwork.com) or by telephone at "1-888-873-2722". The PBC Web Site is utilized not only by members but also will be used by the general public. Only one PBC Network store per Zip Code will be accepted, thus creating internal quality control standards.

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

The Company announced in 1998 that the PBC Network had formed an Advisory Council. This council consists of PBC members from 7 regions of the United States. The goal of the Council is to obtain a more specific regional view of the CMRA industry through the cooperative efforts of the PBC members.

In 1998 the Company announced that the PBC Network had formed a strategic alliance with Kodak to make available the Kodak Image Magic Picture Maker to the PBC Network member stores nationwide.

During the year, the PBC Network also announced relationships with other leading vendors, for use of its members, including the following:

3M - Heat free, non-electric laminating system and various office supplies. American Airlines Advantages Frequent Flyer Miles
Reslinx Incentive Travel Program
Century Marking/Stamper 2000 - Discounted rates on custom rubber stamps for resale.
Discounts on planning and scheduling products available through Wescosa-Florida. GBC - Discounts on laminating/binding/finishing equipment and supplies.
Keena - Discounts on tape and sealing products.
Kittrich - Discounts on licensed mailing supplies.
MBNA Bank - Co-Marketing/Corporate Credit Card program.
Nova Information Services - Discounts on credit card processing with most monthly fees waived.
Paychex - Discounts on payroll services.
Rediform - Discounts on business forms and other office products and services. Risk Management - Business Insurance Services.
Hertz - Co-Marketing/Car Rental Referral program.
Ti-Mail - Discounts on decorated Tyvek mailing products.
Wescosa-Florida - End-column discounts on office supplies.
X-Stamper - Discounts on stock rubber stamps.


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

RESULTS OF OPERATIONS
---------------------

The three months ended September 30, 1999, as compared to the three months ended
--------------------------------------------------------------------------------
September 30, 1998:
-------------------

                                                    Three Months Ended
                                                    September 30,
                                                    1999                 1998
                                                    -------------------  -------
Revenues
--------
Merchandise and Service Income                        $  102,591      $  138,299
Ticket Sales                                             281,176         497,539
Delivery Services                                        950,677            --
                                                      ----------      ----------
Total Revenues from Current Operations                $1,334,444         635,838
                                                      ----------      ----------

Total - Revenues                                      $1,334,444         635,838

Cost of Goods and Services                            $1,028,256         430,034

Universal Express, Inc. (USXP), is an integrated business service conglomerate. Its principal subsidiaries and divisions include the Private Postal Network.com (with two divisions, Postal Business Center Network.com (PBC Network Inc. and WorldPost Network.com), Manhattan Concierge, Packaging Plus Services, Inc. (corrugated business), Images Design and Marketing, and UniqueNet.

During the three months ended September 30, 1999, the Company's current business operations generated revenues of $1,334,444, as compared with operating revenues of $635,838 for the same three month period in 1998, an increase of 110%.

Merchandise and service income was $102,519 for the September 30, 1999 quarter, as compared with $138,299 for the 1998 quarter, a decrease of 26%, due to the discontinuation of the Office Quick business.

Ticket sales for Manhattan Concierge for the 1999 quarter were $281,176, as compared with $497,539 for the 1998 quarter, a decrease of 43% due to seasonal factors.

Delivery service revenues for the 1999 quarter of $950,677 arose from the operations of SkyNet Miami.

Selling, general and administrative expenses were $1,295,957 for the three months ended September 30, 1999, as compared with $901,953 for the same three month period in 1998, an increase of 43%


LIQUIDITY AND CAPITAL RESOURCES - FOR THE FIRST QUARTER
-------------------------------------------------------

The net proceeds from new loans and investments in the Company was approximately $540,000, all of which was used in its operating activities. Common stock in the amount of approximately $198,150 was issued for services rendered.

Until the PBC Network is fully operational, the Company faces a situation whereby it needs to raise additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit and obtaining additional equity. The Company's future business operation will require additional capital.

Management continues to explore methods to increase working capital through convertible subordinated debt and additional equity infusions, as well as possible acquisitions.

THE YEAR 2000
-------------

The Company made an assessment of its Year 2000 readiness in 1999. Based on the simulations and contacts with hardware and software vendors, the Company upgraded systems and software in Universal Express, and one of its subsidiaries, Manhattan Concierge. The approximate cost of the hardware and software upgrades was $25,000.

The process of upgrading and making all system Year 2000 compliant was completed. Simulations and testing was also completed and all systems and hardware are currently Year 2000 compliant.

As of January, 2000 no problems have arisen and all Year 2000 upgrades and changes were successful.


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

Item 2.         CHANGES IN SECURITIES -- NONE
                ---------------------

Item 3.         DEFAULTS ON SENIOR SECURITIES -- NONE
                -----------------------------

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE
                ---------------------------------------------------

Item 5.         OTHER INFORMATION -- NONE
                -----------------

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

                (A) Exhibits
                    --------
                    10.1 NetEx Contract
                    -------------------
                    27.1 Financial Data Schedule
                    ----------------------------
                (B) Reports on Form 8-K: -- NONE



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNIVERSAL EXPRESS, INC.


                                              /s/RICHARD A. ALTOMARE
                                              ----------------------
                                              Richard A. Altomare, President
                                              and Chairman of the Board.



Dated: January 6, 2000