Form 10KSB/A
period 1999-06-30
UNIVERSAL EXPRESS INC/
filed 2000-01-20
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                  FORM 10-KSB/A

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

Documents Incorporated by Reference: None.

The Registrant is filing this amendment to its Annual Report on Form 10-KSB for the period from July 1, 1998 through June 30, 1999 for the purpose of amending
Part III, Item 13 of such filing to add certain exhibits which were not included in such report to and file such exhibits.

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

                                     ITEM 13
                                     -------

                        EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------

2.1* Order, dated February 18, 1994, Confirming First Amended Plan of Reorganization of Packaging Plus Services, Inc., including confirmed Reorganization Plan and other exhibits.
--------------------------------------------------------------------------------
3.1* Amended and Restated Articles of Incorporation of Packaging Plus Services, Inc.
--------------------------------------------------------------------------------
3.2 Certificate of Amendment to Change the Number of Authorized Shares of Stock of Packaging Plus Services, Inc.
--------------------------------------------------------------------------------
3.3 Certificate of Amendment of the Certificate of Incorporation to Change the Name of Packaging Plus Services, Inc. to Universal Express, Inc.
--------------------------------------------------------------------------------
3.4*     Amended and Restated By-Laws of Packaging Plus Services, Inc.
--------------------------------------------------------------------------------
4.1*     Specimen Class A Common Stock Certificate.
--------------------------------------------------------------------------------
4.2*     Specimen Class B Common Stock Certificate.
--------------------------------------------------------------------------------
4.3      Specimen Class A Warrant Certificate.
--------------------------------------------------------------------------------
4.4      Specimen Class B Warrant Certificate.
--------------------------------------------------------------------------------
10.1*    Employment Agreement of Mr. Richard A. Altomare.
--------------------------------------------------------------------------------
10.2*    1994 Stock Option Plan.
--------------------------------------------------------------------------------
10.3**   Agreement, between Imaging Technology Solutions, L.L.C. and Registrant.
--------------------------------------------------------------------------------
10.4 Agreement among Mr. Albert P. Hernandez, Holston Investments, Inc., SkyWorld International Courier, and Registrant.
--------------------------------------------------------------------------------
21.1     List of Subsidiaries of Registrant.
--------------------------------------------------------------------------------

* Incorporated herein by reference to the Registrant's Transition Report on Form 10-KSB for the Transition Period from January 1, 1994 through June 30, 1994 (as filed December 12, 1994).

**   Incorporated herein by reference to the Registrant's Quarterly Report on
Form 10-QSB for the Quarterly Period ended September 30, 1999 (as filed January 6, 2000).
--------------------------------------------------------------------------------

Reports on Form 8-k -- None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                        UNIVERSAL EXPRESS, INC.


Date:  January 20, 2000                 /s/ Richard A. Altomare
                                        ------------------------------
                                        Richard A. Altomare, President
                                        and Chairman of the Board

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