Form 10QSB
period 1999-12-31
UNIVERSAL EXPRESS INC/
filed 2000-02-22
CIK 857351

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED December 31, 1999

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                        11-2781803
----------------------------                      --------------------
(State or other jurisdiction of               (I.R.S. Employer Ident Number)
incorporation or organization)

 20 SOUTH TERMINAL DRIVE, PLAINVIEW, NEW YORK             11803
---------------------------------------------            --------
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
                                      YES  X     NO
                                         -----     -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 1999:

--------------------------------------------------------------------------------
                                   $ 3,332,560
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
       Common Stock                      Outstanding at December 31, 1999:
--------------------------------------------------------------------------------
Class "A"                                   11,919,965
Class "B"                                    1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX

                                                                     PAGE
                                                                    NUMBER
                                                                    ------

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - December 31, 1999                                    1

 Combined Statement of Operations - Three and six
 months ended December 31, 1999                                       2

 Combined Statement of Cash Flows -- Three and six
 months ended December 31, 1999                                       3

 Notes to Combined Financial Statements                               4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                        4-11

PART II - OTHER INFORMATION                                           12


SIGNATURE                                                             13




UNIVERSAL EXPRESS, INC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
(UNAUDITED)AS AT DECEMBER 31, 1999

ASSETS
------

CURRENT ASSETS:
Cash                                                             $  177,686
Accounts receivable, net of allowance
 For doubtful accounts of $182,400                                  632,096
Inventory                                                            98,849
Loans & Notes receivable                                          1,367,107
Other assets                                                        576,028

                                                                 ----------
            TOTAL CURRENT ASSETS                                  2,851,766

FURNITURE, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, net                                                   174,513
REORGANIZATION VALUE, net of amortization                            72,143
GOODWILL, net                                                       537,379
Investment Account                                                1,779,191

             TOTAL ASSETS                                        $5,414,992
                                                                 ==========

LIABILITITES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                            $ 2,637,644
Taxes payable                                                        330,161
Other                                                                 81,585
Loans/Notes Payable                                                1,444,750
Convertible Debentures                                               189,000
Long-Term Liabilities                                                 85,896
TOTAL LIABILITIES                                                $ 4,769,036

Minority Interest                                                    200,313

--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, Class A, $0.005 par value;
authorized 147,000,000 shares; 11,919,965
issued and outstanding
                                                                      59,600
Common stock, Class B, $0.005 par value;
authorized 3,000,000 shares, 1,280,000
issued and outstanding
                                                                       6,400
Additional paid-in capital                                        22,420,900
Cash received for stock rights                                     1,578,751
Deferred compensation related to stock issued for services.
                                                                  (1,297,312)
Accumulated deficit                                              (22,322,696)
                                                                 ------------
            TOTAL STOCKHOLDER'S EQUITY                               445,643
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 5,414,992


UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    ------------------                       ----------------
                                                                       DECEMBER 31,                            DECEMBER 31,
                                                                       ------------                            ------------

                                                   1999           1998            1999          1998
                                                   ----           ----            ----          ----

INCOME:
Merchandise and service income               $       --      $    126,251    $    102,591    $    264,550
Ticket Sales                                      573,930         538,394         855,106       1,035,933
Delivery Services                                 821,627            --         1,772,304            --
                                             ------------    ------------    ------------    ------------
TOTAL INCOME                                    1,395,557         664,665       2,730,001       1,300,483
                                             ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
Cost of goods and services                        926,998         326,536       1,955,254         756,570
Selling, General and administrative             1,218,521         652,473       2,514,478       1,554,426
Depreciation and amortization                     126,071          80,590         205,752         159,627
                                             ------------    ------------    ------------    ------------
TOTAL EXPENSES                                  2,271,590       1,059,599       4,675,484       2,470,623
                                             ------------    ------------    ------------    ------------

LOSS BEFORE INTEREST EXPENSE                     (876,033)       (394,954)     (1,945,483)     (1,170,140)
                                             ------------    ------------    ------------    ------------


INTEREST EXPENSE                                   (1,110)          3,451          (4,290)          6,902

PROFIT (LOSS) FROM CONTINUING OPERATIONS         (877,143)       (398,405)     (1,949,773)     (1,177,042)


NET PROFIT (LOSS)                                (877,143)       (398,405)     (1,949,773)     (1,177,042)
                                             ============    ============    ============    ============

PROFIT (LOSS) PER COMMON SHARE
Profit (Loss) from continuing operations
                                             ($      0.10)   ($      0.12)   ($      0.18)  ($       0.32)
                                             ------------    ------------    ------------    ------------
Net Profit (Loss) per Common Share           ($      0.10)   ($      0.12)   ($      0.18)  ($       0.32)
                                             ------------    ------------    ------------    ------------

Weighted average number of
shares used in calculation                      8,444,987       3,224,210      10,665,800       3,732,038
                                             ============    ============    ============    ============



UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                 1999            1998
                                                 ----            ----
CASH FLOWS PROVIDED BY OPERATIONS
Net Loss                                       (1,949,773)   (1,177,042)
Adjustment to reconcile net loss to net
 cash used by operating activities:
Common stock issued as compensation               389,954       460,000
Common stock issued in lieu of cash                18,000             0
Depreciation and amortization                     205,752       159,627
                                               ----------    ----------
                                               (1,336,067)     (557,415)
Change in assets and liabilities:
 (Increase)/Decrease in restricted cash                 0             0
 (Increase)/Decrease in accounts receivable       (94,962)      (60,500)
 (Increase)/Decrease in inventory                   1,313       (37,848)
 (Increase)/Decrease in loan to officers          (25,122)      (47,911)
 (Increase)/Decrease in notes receivable         (244,096)            0
 (Increase)/Decrease in deferred expenses
      and other asset                                   0        30,008
 Increase/(Decrease) in accounts payable and
     accrued expens                                33,495        85,877
 Increase/(Decrease) in taxes payable             158,066       (12,889)
 Increase/(Decrease) in other liabilities         149,145        (8,051)
                                               ----------    ----------

Cash provided (used) by operations             (1,358,228)     (608,729)
                                                             ----------

CASH USED IN INVESTING ACTIVITIES
Investment in holding company                           0             0
Acquisition of furniture, equipment, and
leasehold improvements                                  0             0

CASH PROVIDED BY FINANCING ACTIVITIES
Sale of common stock from treasury                380,000       250,000
Proceeds from notes and loans payable              60,000        66,000
Proceeds from issuance of convertible debt              0             0
Repayment of notes and other liabilities                0      (199,500)
Proceeds From Stock Rights                      1,058,750       250,000
                                               ----------    ----------

NET INCREASE (DECREASE) IN CASH                   140,522      (242,229)

CASH-Beginning of period                           37,164         1,483
                                               ----------    ----------

CASH-End of period                                177,686      (240,746)
                                               ==========    ==========




                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                          Notes To Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION
-------------------------

Reference is made to the Company's Consolidated financial statements as of June 30, 1999 and for the fiscal year then ended, filed with the United States Securities and Exchange Commission for a complete discussion of the Company's significant accounting policies and other matters.

The accompanying unaudited consolidated interim financial statements reflect all adjustments that, in the opinion of management are necessary for a fair presentation of financial position as of December 31, 1999, and results of operations for the six months then ended.


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

On May 7, 1999, the Company acquired 51% of the capital stock of SkyWorld International Courier, Inc. (d/b/a "SkyNet Worldwide Express").

SkyNet Worldwide Express is part of an international shipping network specializing in corporate discount pricing to its customers.

The Company believes that that acquisition of SkyNet Worldwide Express will benefit the PBC Network by providing PBC store owners with reduced international shipping rates over their present vendors.

The Company believes that SkyNet Worldwide Express has an excellent reputation in international shipping, and will add growth to both the PBC Network and Universal Express.

Management has developed other new ancillary businesses to support its core packaging and shipping businesses.

In November, 1999 the Company announced the signing of an agreement with Imaging Technology Solutions, L.L.C. ("NetEx") pursuant to which NetEx will provide services for the PBC Network. NetEx is a full-featured software and service combination designed to securely transmit any document, including paper, graphical images, hand written documents and electronic media via the Internet. The Company believes that NetEx is the first Internet-based document delivery service to seamlessly integrate a patented imaging platform, real-time document linking, telephone notification and tiered digital security in an easy-to-use Internet-ware graphical user interface. Accordingly, the Company believes that NetEx provides a secure, expedient, and economical alternative to faxes, overnight couriers and traditional email. The Company is offering to raise for the "NetEx Program" and the PBC Network members $1.7 Million dollars, in increments based on a roll out schedule for the program and equipment, for the members of the PBC Network throughout the United States. The Company will provide each member store owner with a scanner valued at $300 for the members to begin offering their customers the program for a fee based on usage. The PBC Network will earn revenues based on the usage of the program by the members and their customers.

In December, 1999, the Company announced the signing of a non-binding letter of intent with Talk Visual Corp. to enable the PBC Network to offer its members videocalling systems for the use of their customer. There can be no assurance that the Company will reach a definitive agreement with Talk Visual Corp.

On February 17, 2000, the Company announced that its subsidiary, Skynet Worldwide Express had signed an agreement to purchase new Video Calling Phones from Talk Visual Corp., which will be offered to Skynet's 250 individually owned locations.

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

Management is now concentrating on raising new capital and focusing on new ventures, including the PBC Network and SkyNet Worldwide Express.

Management views this fiscal year as a period of transition and anticipates growth based upon its decision to concentrate on core business development through the PBC Network and SkyNet Worldwide Express.

USXP's principal subsidiaries and divisions include:
Private Postal Network.com
The Postal Business Center Network.com
Manhattan Concierge
SkyNet Worldwide Express
WorldPost Network.com
Images Design and Marketing
UniqueNet, Inc.
Packaging Plus Services, Inc.


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

PACKAGING PLUS SERVICES

Packaging Plus Services, Inc. is the corrugated box subsidiary of USXP. A manufacturing facility is being sought. The Company intends to be a full service corrugated box manufacturer. Additionally, other equipment has been identified and readied for purchase. The Company believes that this core business will lend itself to expanding the customer base and "trim-out" a new and enhanced market. The Company believes that the additional equipment and marketing effort will enable Packaging Plus Services, Inc. to become a significant player in the corrugated market.


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






RESULTS OF OPERATIONS - THREE MONTHS
------------------------------------

THREE MONTHS ENDED DECEMBER 31, 1999, AS COMPARED TO THE THREE MONTHS ENDED
---------------------------------------------------------------------------
DECEMBER 31, 1998:
------------------

                                        Three Months Ended
                                           December 31,
                                    1999                 1998
                                 ----------           --------
REVENUES
Merchandise and Service Income   $     --              126,251
Ticket Sales                        573,930            538,394
Delivery Services                   821,627
                                                      --------
Total Revenues                   $1,395,577            664,665
Cost of Goods and Services       $  926,998           $326,536
                                 ==========           ========

Universal Express, Inc. (USXP), is an integrated business service conglomerate. Its principal subsidiaries and divisions include Skynet Worldwide Express and the Private Postal Network.com (with two divisions, Postal Business Center Network.com (PBC Network) and WorldPost Network.com), Manhattan Concierge, Packaging Plus Services, Inc. (corrugated business), Images Design and Marketing, and UniqueNet. During the three months ended December 31, 1999, the Company's current business operations generated revenues of $1,395,557, as compared with operating revenues from such businesses of $664,665 for the same three month period in 1998, an increase of 110%.

Ticket sales for Manhattan Concierge for the 1999 second quarter were 573,930 as compared with 538,394 for the same period of 1998.

Delivery service revenues for the 1999 second quarter of $821,627 arose from the operations of Skynet Worldwide Express. For the six month period, such delivery service revenues were $1,772,304.

LIQUIDITY AND CAPITAL RESOURCES - FOR THE FIRST AND SECOND
QUARTER 1999

The net proceeds from new loans and investments in the Company was approximately $1,498,750. Approximately $1,358,228 was used in its operating activities. Common stock in the amount of approximately $389,954 was issued for services rendered.

Until the PBC Network.com is fully operational, the Company faces a situation whereby it needs to raise additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit and obtaining additional equity. The Company's future business operation will require additional capital.

Management continues to explore methods to increase working capital through subordinated debt and additional equity infusions, as well as possible acquisitions.


PART II -- OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
            -----------------

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


Item 2.     CHANGES IN SECURITIES -- NONE
            ---------------------

Item 3.     DEFAULTS ON SENIOR SECURITIES -- NONE
            -----------------------------

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE
            ---------------------------------------------------

Item 5.     OTHER INFORMATION -- NONE
            -----------------

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
(A)         EXHIBITS
            --------
                10.0   Talk Visual Contract

                27.1 Financial Data Schedule

(B)         REPORTS ON FORM 8-K: None
            ------------------------

SIGNATURES
-----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVERSAL EXPRESS, INC.


                                           /S/RICHARD A. ALTOMARE
                                           -------------------------------
                                           Richard A. Altomare, President
                                           and Chairman of the Board.



Dated: February 20, 2000