Form 10QSB
period 2000-03-31
UNIVERSAL EXPRESS INC/
filed 2000-05-26
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 2000

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                          11-2781803
----------------------------                        --------------------
(State or other jurisdiction of                    (I.R.S. Employer Ident
incorporation or organization)                            Number)

 1350 BROADWAY, NEW YORK, NY                                       10018
--------------------------------------------                    ------------
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code (212) 239-2575.
                                                        ---------------

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2000:

--------------------------------------------------------------------------------
                                   $ 6,025,346
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
         Common Stock                       Outstanding at March 31, 2000
--------------------------------------------------------------------------------
Class "A"                                               14,393,775
Class "B"                                                1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX


                                                              PAGE
                                                             NUMBER
                                                             ------



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

 Balance Sheet - March 31, 2000                                  1

 Consolidated Statement of Operations - Three
 and Nine months ended March 31, 2000                            2


 Consolidated Statement of Cash Flows - Three
 and nine months ended March 31, 2000                            3


 Notes to Consolidated Financial Statements                      4


Item 2.  Management's Discussion and Analysis                 4-13
         of Financial Condition and Plan of
         Operations



PART II - OTHER INFORMATION                                     14


SIGNATURE                                                       15



                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                    UNAUDITED
                                    ---------
                                 MARCH 31, 2000
                                 --------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
Cash                                                                          $    205,051
  Accounts receivable, net of allowance for doubtful                               786,644
    accounts of $182,400
  Inventory                                                                         76,246
  Loan to officer                                                                  820,795
                                                                              ------------
    Total current assets                                                         1,888,736
                                                                              ------------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                                     216,703
                                                                              ------------
OTHER ASSETS:
  Reorganization value net or amortization                                         110,000
  Goodwill, net                                                                  1,934,170
  Loans and Notes receivable                                                       565,832
  Other assets                                                                     399,852
                                                                              ------------
                                                                                 3,009,854
                                                                              ------------
                                                               TOTAL ASSETS      5,115,293
                                                                              ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILTIES:
  Accounts payable and accrued expenses                                          2,948,742
  Payroll taxes payable                                                            425,181
  Other                                                                             68,003
  Notes payable                                                                  1,099,389
                                                                              ------------
    Total current liabilities                                                    4,549,315

LONG-TERM LIABILITIES
  Notes payable                                                                    579,000
  Convertible debentures                                                           814,000
                                                                              ------------
  Total long-term liabilities                                                    1,393,000

MINORITY INTEREST                                                                  200,313

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.005 par value; authorized 147,000,000
    shares, 14,393,775 shares issued and outstanding                                71,969
  Class B common stock, $.005 par value;
     authorized 3,000,000 shares, 1,280,000
    shares issued and outstanding                                                    6,400
  Additional paid-in capital                                                    23,242,032
  Cash received for stock rights                                                 1,113,752
  Accumulated deficit                                                          (24.286,164)
  Deferred compensation related to stock issued for services                    (1,175,324)
                                                                              ------------
                                             TOTAL STOCKHOLDERS' DEFICIENCY     (1,027,335)
                                                                              ------------
                               TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY      5,115,293
                                                                              ============

                        See notes to consolidated financial statements



UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      ------------------                     -----------------
                                                           MARCH 31                              MARCH 31
                                                           --------                              --------

                                                      2000            1999             2000            1999
                                                      ----            ----             ----            ----
INCOME:

Merchandise and service income                    $        212    $    115,367    $    102,803    $    379,917
Ticket Sales                                           241,664         342,904       1,096,770       1,378,837
Delivery Service                                       847,549               0       2,619,853               0
Other Income                                                 0           6,906               0           6,906
                                                  ------------    ------------    ------------    ------------
TOTAL INCOME                                         1,089,425         465,177       3,819,426       1,765,660
                                                  ------------    ------------    ------------    ------------

COST AND EXPENSES:

Cost of goods and services                             902,621         241,816       2,857,875         998,386
Selling, General and administrative                  1,315,267         838,452       3,829,745       2,392,878
Depreciation and amortization                           49,298          79,681         255,050         239,308
                                                  ------------    ------------    ------------    ------------
                                 TOTAL EXPENSES      2,267,186       1,159,949       6,942,670       3,630,572
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE INTEREST EXPENSE                        (1,177,761)       (694,772)     (3,123,244)     (1,864,912)
                                                  ------------    ------------    ------------    ------------


INTEREST EXPENSE                                         3,423           3,344           7,713          10,246


NET LOSS                                          $ (1,181,184)   $   (698,116)   $ (3,130,957)   $ (1,875,158)
                                                  ============    ============    ============    ============


LOSS PER COMMON SHARE - Basic
  and Diluted                                     ($      0.14)   ($      0.18)   ($      0.27)   ($      0.39)
                                                  ------------    ------------    ------------    ------------

Weighted average number of
shares used in calculation                           8,284,736       3,966,773      11,742,676       4,808,031
                                                  ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements


UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                            NINE MONTHS
                                                            -----------
                                                           ENDED MARCH 31
                                                           --------------
                                                         2000           1999
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                            $(3,130,957)    $(1,875,158)
Adjustment to reconcile net loss to net
  Cash used in operating activities:
Common stock issued as compensation                     431,852         459,345
Common stock issued in lieu of cash                      18,000               0
Depreciation and Amortization                           263,060         239,308
                                                    -----------     -----------
                                                     (2,418,045)     (1,176,505)

Change in assets and liabilities:
  Increase in accounts receivable                      (249,510)        (77,487)
  Decrease in inventory                                  23,916               0
  (Increase) in other assets                           (243,866)
  Increase(Decrease) in accounts payable
    and accrued expenses                                352,593         189,050
  Increase in taxes payable                             253,087           4,189
  Increase(Decrease) in other liabilities                66,344         (19,713)
                                                    -----------     -----------

Net Cash Used in Operating Activities                (2,215,481)     (1,089,996)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                  (8,000)              0
  Increase in loan to officers                          (37,350)        (55,563)
  Increase in notes receivable                          (15,032)              0
                                                    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                   (60,382)        (55,563)
                                                    -----------     -----------


NET CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock                                  1,240,000         350,000
Proceeds from notes and loans payable                    60,000          66,000
Proceeds from issuance of convertible debt              625,000         100,000
Repayment of notes and other liabilities                      0        (199,500)
Proceeds from Stock Rights                              518,750         477,602
                                                    -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             2,443,750         794,102

NET INCREASE (DECREASE) IN CASH                         167,887        (351,457)

CASH-Beginning of year                                   37,164         227,892
                                                    -----------     -----------

CASH-End of period                                      205,051        (123,565)
                                                    ===========     ===========



                 See Notes to Consolidated Financial Statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------
                          Notes To Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 2000 and March 31, 1999 have been included.

The results of operations for the three-months and nine-months periods ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year ended June 30, 2000.

2.       CONVERTIBLE DEBENTURES
         ----------------------

The additional convertible debt for the nine-months ended March 31, 2000 arises from conversion of stock rights into convertible debentures in the amount of $265,000 and convertible debentures covering additional investments for the quarter of $360,000.

3.       ISSUANCES OF COMMON STOCK
         -------------------------

During the nine months ended March 31, 2000, the Company issued 7,185,918 shares of common stock. Of such shares issued, 3,518,415 shares were sold for $1,240,000 and 1,108,715 shares were issued for payment of $425,893 in services. The remaining 2,558,788 shares were issued in conversions of previously sold stock rights and loans.

4.       STOCK RIGHTS
         ------------

Stock rights represent amounts received from investors for their future rights to purchase shares of stock of the Company at a discount of 20 to 30% of the market value of the stock at the date of exercise subject to the Company's right of redemption at a premium not to exceed 20% of the face amount of the right. During the nine months ended March 31, 2000, the Company received $518,750 for the sale of such stock rights.


5.       TAXES PAYABLE
         -------------

A substantial portion of taxes payable consists of payroll taxes of Skyworld Worldwide Express. Skyworld Worldwide is seeking to negotiate a settlement agreement with the Internal Revenue Service to provide for periodic payments.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

The business of Universal Express, Inc.(The "Company") has undergone major transitions in recent years.

On May 7, 1999, the Company acquired 51% of the capital stock of SkyWorld International Courier, Inc.(d/b/a "SkyNet Worldwide Express").

SkyNet Worldwide Express is part of an international shipping network specializing in corporate discount pricing to its customers.

The Company believes that that acquisition of SkyNet Worlwide Express will benefit the PBC Network by providing PBC store owners with reduced international shipping rates over their present vendors.

The Company believes that SkyNet Worlwide Express has an excellent reputation in international shipping, and will add growth to both the PBC Network and Universal Express.

Management has developed other new ancillary businesses to support its core packaging and shipping businesses.

In November, 1999 the Company announced the signing of an agreement with Imaging Technology Solutions, L.L.C. ("NetEx") pursuant to which NetEx will provide services for the PBC Network. NetEx is a full-featured software and service combination designed to securely transmit any document, including paper, graphical images, hand written documents and electronic media via the Internet. The Company believes that NetEx is the first Internet-based document delivery service to seamlessly integrate a patented imaging platform, real-time document linking, telephone notification and tiered digital security in an easy-to-use Internet-ware graphical user interface. Accordingly, the Company believes that NetEx provides a secure, expedient, and economical alternative to faxes, overnight couriers and traditional email. The Company is offering to raise for the "NetEx Program" and the PBC Network members 1.7 million dollars, in increments based on a roll out schedule for the program and equipment, for the members of the PBC Network throughout the United States. The Company will provide each member store owner with a scanner valued at $300.00 for the members to begin offering their customers the program for a fee based on usage. The PBC Network will earn revenues based on the usage of the program by the members and their customers.

In December, 1999, the Company announced the signing of a non-binding letter of intent with Talk Visual Corp. to enable the PBC Network to offer its members videocalling systems for the use of their customers. There can be no assurance that the Company will reach a definitive agreement with Talk Visual Corp.

On February 17, 2000, the Company announced that its subsidiary, Skynet Worldwide Express had signed an agreement to purchase new Video Calling Phones from Talk Visual Corp., which will be offered to Skynet's 200 individually owned locations. A ten-site trial installation for ten Motion Media ISDN Telephones will cost Skynet a total of $5,000. Each additional Skynet location will be serviced by a low-cost lease program for the equipment of approximately $100 down and between $50 and $100 monthly.

The Company believes its strategy of developing PBC Network is unique to the private postal industry. The Company believes that PBC Network has established itself as a provider of quality products and services that benefit the owners of private postal businesses. In order for PBCNetwork to continue to provide high-quality products and services essential to today's market needs, the Company believes that it is necessary to develop a strategy for the "third wave" of the industrial revolution - the Internet. While PBCNetwork members do not currently compete with traditional overnight couriers, the Company believes that NetEx will provide them with the opportunity to increase revenues through the use of NetEx's technology for a minimal investment.

The Company's Web Site is www.usxp.com.

The Company purchased the Entertainment division of U.S. Transportation Systems, Inc. (USTS) in 1997. The division consisted mainly of: Downtown Theater Ticket Agency, Inc., or Advance Entertainment (now known as "Manhattan Concierge") which provides theater, sports and special events tickets and concierge services. The Company intends to incorporate this division in to its expanding list of services to the members of its PBC network. These services are marketed through toll-free phone numberS (1-888-NYSHOWS, 1-800- NYSHOWS AND 1-800-THE-SHOW)and Manhattan Concierge's web site (www.manhattanconcierge.com)

This concierge business is a nationally promoted source for high visibility venues such as the Olympics, U.S. Open, Super Bowl and the World Series. It has been serving corporate and individual clients throughout the United States for over fifty three years. The Company intends to incorporate this value-added service into the PBC Network expanding menu of offerings to its member stores while attempting to increase Manhattan Concierge's own business presence in the entertainment industry.

Management is now concentrating on raising new capital and focusing on new ventures, including the PBC Network and SkyNet Woldwide Express.

Management views this fiscal year as a period of transition and anticipates growth based upon its decision to concentrate on core business development through the PBC Network and SkyNet Worlwide Express.

USXP's principal subsidiaries and divisions include: Private Postal Network.com The Postal Business Center Network.com Manhattan Concierge Skynet Worldwide Express Worldpost Network.com UniqueNet, Inc.
Packaging Plus Services, Inc.

PRIVATE POSTAL NETWORK.COM
--------------------------

On May 15, 1999, the name of the Association of Packagers and Carriers, APAC was changed to the Private Postal Network.com (PPN), with two divisions, Postal Business Center Network.com (PBC Network.com) and a international shipping division, Worlpost Network.com.

Private postal and business service centers form a highly fragmented cottage industry. The Company believes that this industry generates over $5 billion in sales annually and consists of more than 15,000 independent operators. The Company believes there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. PBC Network members are connected to other members and the PBC Network Headquarters via the PBC Web Site (pbcnetwork.com) or by telephone at 1-888-873-2722. The PBC Web Site is utilized not only by members but also will be used by the general public. Only one PBC Network store per Zip Code will be accepted, thus creating internal quality control standards.

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

The Company believes that E-Commerce success factors such as quality domain name, first mover advantage, capital to build a brand name, convergence of a leader in most categories will determine the survival of the fittest.

The Company believes that industries will turn to the Internet to improve their existing business models or introduce as innovative one.

As e-commerce grows, someone must deliver the purchased goods to the consumer. The company believes that companies such as FedEx, UPS and the U.S postal Service are well positioned. The opportunity in this market has drawn lots of attention, as "others" are quickly developing to snatch-away business from these companies. Although traditional shipping companies have been handling most online purchases, the Company believes that residential delivery is not their forte. The Company believes that UPS delivers about 2.4 million packages to homes each day, while FedEx delivers around 320,000. The Company believes that startups will eventually need a distribution system to deliver nearly anything that customers purchase on-line.

A particular trend that the Company feels will further revolutionize the e-commerce space surrounds strategic alliances between virtual companies and traditional brick and mortar companies. The Company believes leverage can be created being both on-line and off-line. The Company believes that distribution presents a problem for many e-commerce companies and that traditional companies, with their existing infrastructure, can be invaluable in fulfilling, packaging and shipping orders. There are also benefits of offering customers multiple sales and service channels.

The PBC Network is an association formed to create a long overdue and needed profitable partnership between packaging store owners and carriers, similar in theory to FTD. The PBC Network provides store owners with a variety of cost effective services and products to increase their profitability, while they still maintain their local identities or franchise loyalties. The PBC Network's goal is to provide consumers nationwide with a feeling of quality assurance when they frequent a PBC Network location.

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

A list of immediate and future benefits for association members includes:

Immediate Benefits:

E-Commerce representation and a highly structured plan for these outlets
     Discounts for web utilization
     Savings on shipping prices through quantity discounts
     Centralized billing to lower certain costs
     Pre-paid discounts on shipping
     Professional theme coordinated advertising programs
     PBC Network Web Site linking all members with outside customers E-mail customer leads
     Scholarship programs for member's children
     Packaging education programs
     Organized conventions
     PBC  Network health/ dental insurance
     PBC  Network shipping insurance
     Computer software/ hardware, sales and consulting
     Shipping hot line and tracking for customers
     Continual development of new profit centers
     Quality control for member and customer benefits
     Affordable legal representation
     National customer service satisfaction department
     Political lobbying
     Vacation of the month program
     Discounted air cargo/next day worldwide rates
     Discounted copier and/or fax, postal meter leasing programs
     Discounted long distance rates
     Discounted printing programs
     Discounted van and equipment leasing program
     Prepaid phone card
     Centralized purchasing
     Monthly Newsletter
     Brand recognition of PBC Network Logo
     PBC  Network advisory council store (design/modernization) program

This value-added Network is expected to revitalize and re-define the private postal industry and position itself for additional acquisitions within the transportation industry that may benefit its members' collective strength.

The Company announced in 1998 that the PBC Network had formed a Advisory Council. This Council consists of PBC members from 7 regions of the United States. The goal of the Council is to obtain a more specific regional view of the CMRA industry through the cooperative efforts of the PBC members.

In 1998 the Company announced that the PBC Network had formed a strategic alliance with Kodak to make available the Kodak Image Magic Picture Maker to the PBC Network member stores nationwide.

During the year, the PBC Network also announced relationships with other leading vendors, for use of its members, including the following:

     3M - Heat free, non-electric laminating system and various office supplies.
     American Airlines Advantages Frequent Flyer Miles
     Reslinx Incentive Travel Program
     Century Marking/stamper 2000 - Discounted rates on custom rubber stamps for resale.
     Discounts on planning and scheduling products available through
          Wescosa-Florida.
     GBC - Discounts on laminating/binding/finishing equipment and supplies. Keena - Discounts on tape and sealing products.
     Kittrich - Discounts on licensed mailing supplies.
     MBNA Bank - Co-Marketing/corporate Credit Card program.
     Nova information services - Discounts on credit card processing with most monthly fees waved.
     Paychex - Discounts on payroll services.
     Rediform - Discounts on business forms and other office products and services.
     Risk Management - Business Insurance Services
     Hertz - Co-Marketing/Car Rental Referral program.
     Ti-Mail - Discounts on decorated TYVEK mailing products.
     Wescosa - Florida - End-column discounts on office supplies.
     X-Stamper - Discounts on stock rubber stamps.

Future PBC Network benefits should include but not be limited to e-commerce, mail order contract for individual stores, Internet document delivery systems, national moving preparation program, direct access to packing supplies, audio visual training, electronic car/ truck rental, national television advertising, auto club, video conferencing, bar-coded luggage national pick-up program, advertising revenues directly from carriers.

UNIQUENET: In 1996, the Company launched its venture called UniqueNet. UniqueNet is an interactive, specialty gifts web site on the Internet's WorldWide Web (UniqueNet.Com) . The Web Site will showcase the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site will be able to view, select and purchase products through their personal computer using an on-line order form or regular mail. A retail partner is presently being examined and auction E-Commerce fulfillment may be originated from this site.

PACKAGING PLUS SERVICES
-----------------------

Packaging Plus Services, Inc. is the Corrugated box subsidiary of USXP. A manufacturing facility is being sought. The Company intends to be a full service corrugated box manufacturer. The Company believes that this core business will lend itself to expanding the customer base and "trim-out" a new and enhanced market. The Company believes that additional equipment and marketing effort will enable Packaging Plus Services, Inc. to become a significant player in the corrugated market.

PBC NetWork stores use basic corrugated and because of their non-centralized purchasing, they are forced to buy above market prices. Through the PBC NetWork, the stores will be able to purchase through centralized purchasing, thus lowering their costs and making their overall operations more competitive. This would enable the member to create a new market for customized boxes which the Company believes will help to expand their customer base and increase their market share.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS
---------------------------------------------

Universal Express, Inc. (USXP), is an integrated business services conglomerate. Its principal subsidiaries and divisions include SkyNet Worldwide Express and the Private Postal Network.com (with two divisions, Postal Business Center Network.com (PBC Network)and WorldPost. Network.com), Manhattan Concierge and Packaging Plus Services, Inc. (corrugated business).

Net loss was $1,181,184 for the three months ended March 31, 2000 compared to $698,116 for the three months ended March 31, 1999.

During the three months ending March 31, 2000, the Company's current business operations generated revenues of $1,089,425 as compared with operating revenues from such business of $ 465,177 for the same three month period in 1999, an increase of 230%. Delivery Service Revenues for the third quarter of $847,549 arose from the operations of Skynet Worldwide Express.

Ticket sales for Manhattan Concierge for the third quarter were $241,664 as compared with $342,904 for the same period of 1999.

Net loss was $3,130,957 for the nine months ended March 31, 2000 compared to $1,875,158 for the nine months ended March 31, 1999.

Similarly, for the nine months period ended March 31, 2000, the Company's current business operations generated revenues of $3,819,426 as compared with operating revenues from such businesses of $1,765,660 for the same nine month period in 1999, an increase of 116%. Delivery Service Revenues for the nine months of $2,619,853 arose from the operations of Skynet Worldwide Express. Cost of revenues was $2,857,875 for the nine months ended March 31, 2000 and $998,386 for the nine months ended March 31, 1999.

Selling, general and administrative expenses were approximately $3,829,745 for the nine months ended March 31, 2000, compared to $2,392,898 for the corresponding 1999 period. The increase was attributable to the acquisition of Skynet Worldwide Express, Inc., Skynet's increased interest and borrowing expenses, payroll taxes, depreciation and amortization, moving and telephone expenses, and infringement actions toward Skynet as discussed below.

The business of Skynet Worldwide Express was severely affected by the infringement actions underlying the issuance of the preliminary injunction against a competitor, Skynet Holdings, referred to in "Legal Proceedings". Profits of Skynet Worldwide were substantially less than anticipated, and costs were substantially increased as a result of the infringement. Amounts sought to be recovered against the defendants are at least $3,000,000, which amount is sought to be tripled as a recovery from the defendants' under the trademark law and, also, the recovery by Skynet Worldwide of all of the defendants' profits during the infringement period, punitive damages and attorneys fees and costs.


LIQUIDITY AND CAPITAL RESOURCES - FOR THE NINE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------

The net proceeds from new loans and investments in the Company was approximately $2,443,750. Approximately $2,275,863 was used in its operating activities. Common stock in the amount of approximately $431,852 was issued for services rendered.

The Company had a working capital deficiency of approximaely $2,700,000 at March 31, 2000.

Until the PBC Network is fully operational, the Company faces a situation whereby it needs to raise additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit and obtaining additional equity. The Company's future business operation will require additional capital.

Management continues to explore methods to increase working capital through convertible debt and additional equity infusions, as well as possible acquisitions.

PART II -- OTHER INFORMATION
----------------------------

Item 1.           LEGAL PROCEEDINGS
                  -----------------

USXP's subsidiary, Skynet Worldwide Express, obtained a preliminary injunction in Federal District Court in Florida against a competitor, Skynet Holdings, Inc., for servicemark infringement on courier shipments throughout the United States. Skynet Worldwide is also seeking substantial damages against Skynet Holdings.

The Company is involved in several old lawsuits with vendors and suppliers and claims for fees of certain professionals. These claims are all disputed by the Company. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

Item 2.           CHANGES IN SECURITIES -- NONE
                  ---------------------

Item 3.           DEFAULTS ON SENIOR SECURITIES -- NONE
                  -----------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
                        NONE

Item 5.           OTHER INFORMATION -- NONE
                  -------------------------


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

(A)      EXHIBITS
         --------

10.0     Talk Visual-Skynet Contract

(B)      REPORTS ON FORM 8-K:
         --------------------
         None


SIGNATURES
----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Dated:   May 25, 2000