Form 10KSB
period 2000-06-30
UNIVERSAL EXPRESS INC/
filed 2000-11-07
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 1999 TO JUNE 30, 2000

                         Commission file number 0-18094

                             UNIVERSAL EXPRESS, INC.

                      A Nevada Corporation ID.# 11-2781803

              1350 Broadway, Suite 1203, New York , New York 10018

        Registrant's telephone number including area code (212) 239-2570

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for the period $5,850,198.

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 8, 2000, $2,539,196 (based on 18,808,858)
shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   X    No
                                                  -----    -----

The registrant had 18,779,438 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 2000 and 1,280,000 shares of Class B Common Stock.

Total number of sequentially numbered pages in this document:  (23).

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

Universal Express (USXP), is an integrated business to business service company under the direction of its Chairman and Chief Executive Officer, Mr. Richard A. Altomare.

The Company is engaged primarily in the development of its Private Postal Network.com and a division of PPN called the Postal Business Center Network.com ("PBC Network") and expanding the Company's presence in the private postal and international shipping industries. The PBC Network is an association with the goal of unifying and organizing independent and franchised postal stores nationwide. The Company is also active in acquiring businesses that complement and improve the PBC Network. This multi-faceted association of packaging centers nationwide is connected through the World Wide Web and its joint venture partners.

In the international shipping arena, another division of PPN operates under the name WorldPost Network.com.

The web site for the company and its businesses is http://www.usxp.com.

                         THE BUSINESS OF THE CORPORATION
                         -------------------------------

The Company acquired SkyWorld International Courier (SkyNet) in May, 1999.

SkyNet is part of an international shipping network specializing in discount shipping prices to its customers.

The Company believes that acquisition of SkyNet should benefit the PBC Network by providing PBC store owners with reduced international shipping rates not controlled by their present vendors.

The Company believes that Skynet will add growth to both the PBC Network and Universal Express stockholder value.

The Company believes its strategy of developing PBCNetwork is unique to the private postal industry. The Company believes that PBCNetwork has established itself as a provider of quality products and services that benefit the owners of private postal businesses. In order for PBCNetwork to continue to provide high-quality products and services essential to today's market needs, the Company believes that it is necessary to develop a strategy for the Internet. While PBCNetwork members do not currently compete with traditional overnight couriers, USXP can provide them with the opportunity to increase revenues through the use of their own shipping network.

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

Management is now concentrating on raising new capital and focusing on new ventures, including the PBC Network and SkyNet.

Management views this fiscal year as a period of transition and anticipates growth based upon its decision to concentrate on core business development through the PBC Network and SkyNet.

USXP's principal subsidiaries and divisions include:
--    Private Postal Network.com
--    The Postal Business Center Network.com
--    Manhattan Concierge
--    SkyNet
--    WorldPost Network.com
--    UniqueNet, Inc.
--    Packaging Plus Services, Inc.

                           Private Postal Network.com
                           --------------------------

On May 15, 1999, the name of the Association of Packagers and Carriers, APAC was changed to the Private Postal Network.com (PPN), with two divisions, Postal Business Center Network.com (PBC network.com) and an international shipping division, WorldPost Network.com. In future reports, the names of these new entities will be used to cover and describe the present functions and programs of these networks as well as future programs and functions of this electronic network of retail, mail, parcel, and business centers, which the Company believes are positioned to provide goods and services needed to support E-commerce, as well as the international shipping division, including support from SkyNet Worldwide.

Private postal and business service centers form a highly fragmented cottage industry. The Company believes that this industry generates over $5 billion in sales and consists of more than 15,000 independent operators. The Company believes there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. PBC Network members are connected to other members and the PBC Network Headquarters via the PBC Web Site (PBCNetwork.com). The PBC Web Site is utilized not only by members but also will be used by the general public. Only one PBC Network store per Zip Code will be accepted, thus creating internal quality control standards.

The Company believes that other industries will turn to the Internet to improve their existing business models or introduce an innovative one, thus utilizing PBC member stores.

As e-commerce grows, someone must deliver the purchased goods to the consumer. The Company believes that many companies will eventually need a distribution system to deliver nearly anything that customers purchase on-line.

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

The PBC Network offers a unique combination of value-added services on the e-commerce horizon. A list of immediate and future benefits for association members includes:

Immediate Benefits:

               Discounts for Web Utilization
               Savings on shipping prices through quantity discounts Centralized billing to lower certain costs
               PBC Network Web Site linking all members with outside customers E-mail customer leads
               PBC Network shipping insurance
               Shipping and tracking for customers
               Continual development of new profit centers
               National customer service satisfaction department
               Discounted air cargo/ next day worldwide rates
               Discounted postal meter leasing programs
               Discounted long distance rates
               Discounted printing programs
               Discounted equipment leasing program
               Prepaid phone card
               Centralized purchasing
               Brand recognition of PBC Network Logo
               Discounted packaging supplies
               Discounted stock and customer boxes
               Check authorization program
               Video conferencing program
               Secure document delivery program
               Discounted business supplies
               Credit card processing program
               Payroll and tax processing program
               Travel and entertainment discounts
               Free AAdvantage Airline incentive miles
               Rental car discounts & upgrade
               Customized website design
               Discounted promotional items

This value-added Network is expected to revitalize and re-define the private postal industry and position itself for additional acquisitions within the transportation industry that may benefit its members' collective strength.

                            Skynet Worldwide Express
                            ------------------------

SkyWorld International Couriers, Inc. is the U.S. member of the SkyNet Worldwide Express Network, an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. SkyWorld developed and owns the Skynet Trademark in the US and in most countries in Latin America. The SkyNet Network provides global delivery and logistics service to multinational firms. The Network currently delivers over 300,000 packages per month. It is the largest independently owned courier network and the 5th largest express network behind the integrated US express carriers such as FedEx, UPS and DHL.

Unlike the major integrators who operate their own aircraft and thus offer rigid standardized pick up and delivery schedules, SkyNet Network members offer flexible, customized international services to meet the clients' specific distribution needs. Instead of operating its own fleet, SkyNet offers express international air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time sensitive documents, parcels, freight and mail. SkyNet provides on demand and scheduled pick up and delivery courier and freight service in the US and in foreign countries. SkyNet uses available cargo and baggage space on scheduled passenger and cargo airlines throughout the world. SkyNet operates its own facilities in Miami, New York, Los Angeles, San Francisco, Venezuela and Costa Rica. Using licensees in most countries in Latin America and the Caribbean, it provides 24 to 48 hour delivery throughout the region. Hubs operated by SkyNet Network Members in London, Dubai, Johannesburg, Brussels, Singapore and Sydney allow the swift delivery of documents and parcels to almost any destination in the world within 72 hours.

UNIQUENET: In 1996, the Company launched its venture called UniqueNet. UniqueNet is an interactive, specialty gifts Web Site on the Internet's WorldWide Web (UniqueNet.Com). In the future, the Web Site will showcase the Company's line of distinctive and "trendy" gifts. On-line visitors to the Web Site will be able to view, select and purchase products through their personal computer using an on-line order form or regular mail. A retail partner is presently being examined and auction E-Commerce fulfillment may be originated from this site.

PBC Network Stores use basic corrugated and because of their non-centralized purchasing and small storage space they are forced to pay above market prices. Through the PBC Network, the stores will be able to purchase through a centralized purchasing, thus lowering their costs and making their overall operations more competitive. This would enable the Member to create a new market for customized boxes the Company believes will help to expand their customer base and increase their market share. Packaging Plus Services is the division of PBC that addresses these trends.

                                   COMPETITION
                                   -----------

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

                               INDUSTRY BACKGROUND
                               -------------------

The future of the industry lies predominately in the international business community and domestic acceptance of private postal stores as a natural cohesive industry. As the world moves towards a Global Economy and trade tariffs begin to break down, the Company believes that new shipping markets and small business opportunities will be developed and the key ingredients underlying these developments will be transportation and outlets for carriers as well as final mile fulfillment for direct marketing products.

The transportation industry has already developed the necessary infrastructure and continues to grow. The Company believes that the missing ingredients needed to make this industry improve are packaging, logistics and inexpensive residential locations.

The Company believes that a nationwide organized domestic fulfillment network with an affordable International Delivery System can become a key player in the Global Economy. The Company has positioned itself to be that public player in this lucrative market.

Members of PBC Network provide the public with a complement to U.S. Post Offices for many retail postal services. In addition, our Service Centers offer individuals and business customers a variety of personal, business and communications services and merchandise.

                                   MANAGEMENT
                                   ----------

Mr. Richard A. Altomare has been President and CEO of Universal Express since May 1992. Mr. Altomare, a reorganization specialist and investor, was appointed CEO and Chairman of Universal Express in December 1991. He directs the Company, and is continuing to build a multi-faceted Company foundation for future growth in the global marketplace. He envisions a synergistic company capable of creating a profitable partnership between packaging store owners and its carriers.

                          TRADE MARKS AND SERVICE MARKS
                          -----------------------------

The Company is the owner of trademarks and service marks for the names Universal Express(R), Skynet(R), Manhattan Concierge(R), Uniquenet(TM), PBC(TM), WorldPost(TM) and Buyer WeCare(TM).

                                    EMPLOYEES
                                    ---------

As of June 30, 2000, the Company employed 100 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its Skynet and PBC Network expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 2000 and beyond. The Company's Stock Option Plan provides for the issuance of up to 1.25 million shares of the Company's common stock.

                                     ITEM 2
                                     ------

                            DESCRIPTION OF PROPERTIES

USXP's present corporate headquarters is located at 1350 Broadway, New York City. Manhattan Concierge has offices in the same building. Skynet has offices in Florida and New York. The PBC Network has an office in Centereach, NY.

                                     ITEM 3
                                     ------

                                LEGAL PROCEEDINGS

USXP's subsidiary, Skynet Worldwide Express ("Skynet"), obtained a preliminary injunction in Federal District Court in Florida against a competitor, SKYN Holdings, Inc. ("Holdings"), for servicemark infringement on courier shipments throughout the United States. The defendant filed an appeal to the Court of Appeals for the Eleventh Circuit and that Court held in Skynet's favor. Skynet has moved for summary judgment on liability and expects to receive a judgment for substantial damages after a trial. The collectability of these damages, however, is not assured because of the financial condition of Holdings.

The Company is involved in several lawsuits with vendors and suppliers and claims for fees of certain professionals. These claims are all disputed by the Company. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

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


                                     PART II
                                     -------


                                     ITEM 5
                                     ------

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock has been trading under the symbol "USXP" on the automated quotation system maintained by the National Quotation Bureau, Inc., (the "Bulletin Board").

The following table sets forth the range of high and low bid quotations on the Bulletin Board for the Common Stock during the quarterly periods of the Current Period. The source of these quotations is the National Quotations Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.
                                                        BID
                                                        ---
               QUARTER ENDED                LOW                   HIGH
               -------------                ---                   ----

                  9/30/99                   $0.25                $0.58
                 12/31/99                   $0.24                $0.74
                  3/31/00                   $0.30                $0.69
                  6/30/00                   $0.175               $0.52

As of June 30, 2000, there were over 4,000 holders of record of the Company's Common Stock.

The Transfer Agent and Registrar of the Company's Common Stock is OTC Corporate Transfer Service Co.

A second 4% stock dividend was declared in this fiscal year.




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

                                    OVERVIEW:
                                    ---------

Management is continually concentrating on raising new capital to further develop the PBC Network, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions.

Management views this year as a period of growth based upon its decision to concentrate on core business development through the PBC Network and further acquisitions in the shipping business to compliment its acquisition of SkyNet.

Skynet
------

Upon purchasing Skynet Miami in May of 1999, its revenues were approximately $6.0 million dollars per annum. Immediately upon announcing USXP's acquisition of Skynet, Skynet was attacked and damaged by SKYN Holdings, the owner of Skynet London and Pony Express. SKYN opened "Skynet" locations within the North American territory using Skynet's trademark. USXP's Skynet revenues decreased to approximately $2.0 million dollars and USXP was forced to litigate and financially support Skynet with additional loans of approximately $1.7 million.

Upon winning this lawsuit in July 2000, USXP and Skynet have now returned Skynet revenues to $700,000 monthly (est. $8.4 million annually). SKYN Holdings has been delisted and both SKYN London and Pony Express have filed for bankruptcy protection in their respective countries. Obviously, Skynet, which experienced lower than expected revenues this past year, is very optimistic about its future growth and our re-enforced trademark strength in North America.

Development PBC - new vendors
-----------------------------

The Postal Business Center Network also has been re-defined this year as well. A new Director with e-commerce skills and new strategic partnerships seem to have poised this futuristic concept of a private postal system to profitability. Also, many new vendor programs have been put in place during this period to benefit the postal stores.

Our recent Skynet legal victory now moves along our plans to utilize the discounted Skynet (or WorldPost) envelopes in the 8000+ postal centers in North America. Presently the postal stores already ship Internationally in excess of $300,000,000 with other established carriers. By being able to offer Skynet envelopes to these same stores, a market share of 5% to 15% is possible ($15 million to $45 million).

In additional, Skynet and PBC prior to last year's unexpected lawsuit had begun plans to franchise Skynet territories utilizing the existing revenues of postal stores within that territory. Since protecting its Skynet trademark and the Skynet business, USXP and the PBC Network appear ready, with proper funding, to advance the USXP mission statement, which is "to create a private postal system with its own International delivery company capable of affordable e-commerce national and international fulfillment contracts".

Manhattan Concierge
-------------------

The Company continues to utilize Manhattan Concierge as a service to the Postal Stores and develop its base. Last year Manhattan Concierge was the only concierge service approved by the Better Business Bureau of New York. It continues to grow and financially create effective daily cash flow for the entire USXP family of companies.

Results of Operations for the year ended June 30, 2000:
-------------------------------------------------------

                                                         Year Ended
                                              June 30, 2000       June 30, 1999
                                              -------------       -------------
Revenues:
---------
Ticket Sales                                   $  1,751,216        $  1,721,129
Merchandise & Service Sales                         100,696             479,077
Delivery Services                                 4,027,949             402,835
Other income                                          2,106              23,174
                                               ------------        ------------
                                               $  5,881,967        $  2,626,215
                                               ------------        ------------

Costs & Expenses:
-----------------

Cost of Goods Sold                                4,906,925        $  1,729,182
Selling, General & Admin                          6,172,074           5,152,192
Depreciation & Amortization                         234,297             160,836
                                               ------------        ------------
                                               $ 11,313,296        $  7,042,210
                                               ------------        ------------


Loss From Operations                             (5,431,329)       $ (4,415,995)


Interest Expense                                   (330,684)           (172,744)
                                               ------------        ------------

Net Loss                                       $ (5,762,013)       $ (4,588,739)
                                               ============        ============




Twelve Month Analysis
---------------------

During the year, the Company's operating revenues increased to $5,881,967 from $2,626,215 for 1999, an increase of 123%, as a result of its acquisition of Skynet in May, 1999. Skynet's contribution to operating income, which is fully consolidated with the Company's results for this fiscal year was over $4,000,000.

Cost of revenues, were $4,906,925 and $1,729,182 respectively, an increase of 184%, as a result of the acquisition of Skynet. Skynet's cost of revenue was approximately $3,600,000.

Selling, general and administrative expenses were $6,172,074 for 2000 compared with $5,152,192 for 1999, an increase of 20%. More than $2,500,000 of SG&A, was incurred by Skynet. The Skynet costs arose mainly from maintaining its operations and businesses at reasonable levels while it was under unfair competitive attack by SKYN Holdings during fiscal 2000, as discussed above. With the success of the trademark lawsuit against Holdings and the return of Skynet to favorable operations and increased revenues, already evident in fiscal 2001, it is anticipated that overall costs will decrease substantially this year. The SG&A costs for the other business of the Company other than Skynet, was decreased by approximately $1,500,000.


Liquidity and Capital Resources
-------------------------------

During the twelve month period ended June 30, 2000, the Company's cash position increased from $37,000 to 54,000. The Company's financing activities provided $2,955,879 while $3,122,053 was used in its operating and investing activities.

The Company's working capital deficiency in fiscal 2000 arose primarily from the support provided by the Company to Skynet while it was under unfair competitive attack by Holdings and during the lawsuit. With the return of Skynet to favorable operations and increased revenues, it is anticipated that the Company's working capital needs will decrease in fiscal 2001 and in the future.

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

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS





                                                                           PAGE

INDEPENDENT AUDITORS' REPORT............................................    F-1

CONSOLIDATED BALANCE SHEET..............................................    F-2

CONSOLIDATED STATEMENTS OF OPERATIONS...................................    F-3


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY......................    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS...................................    F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................    F-6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Stockholders and
Board of Directors
Universal Express, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Universal Express, Inc. and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Express, Inc. and Subsidiaries as of June 30, 2000 and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company incurred losses of approximately $5,762,000 and $4,589,000 for the years ended June 30, 2000 and 1999 respectively and had a working capital and stockholders' deficiency of approximately $5,745,000 and $3,072,000, respectively, at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in
Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /S/ FELDMAN SHERB & CO., P.C.
                                               -----------------------------
                                               Feldman Sherb & Co., P.C.
                                               Certified Public Accountants
New York, New York
October 23, 2000
(except note 18, as to
which the date is November 1, 2000)





                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $     53,873
     Accounts receivable, net of allowance
        for doubtful accounts of $107,600                               781,056
     Related party receivables                                           95,781
                                                                   ------------
        Total current assets                                            930,710
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             187,677
                                                                   ------------

OTHER ASSETS:
     Loan to officer                                                    869,900
     Related party receivables                                          350,259
     Non-compete agreement, net                                         100,000
     Goodwill, net                                                    1,927,860
     Other                                                              164,318
                                                                   ------------
        Total other assets                                            3,412,337
                                                                   ------------
                                                                   $  4,530,724
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                              $  2,622,494
     Accrued expenses                                                 1,754,335
     Payroll taxes payable                                              197,058
     Other                                                              124,363
     Notes payable                                                    1,788,571
     Convertible debentures                                             189,000
                                                                   ------------
        Total current liabilities                                     6,675,821
                                                                   ------------

CONVERTIBLE DEBENTURES                                                  810,000
                                                                   ------------

MINORITY INTEREST                                                       116,567
                                                                   ------------

STOCKHOLDERS' DEFICIENCY:
     Common stock, $.005 par value; authorized
        147,000,000 shares, 18,819,439 shares issued,
        18,779,439 outstanding                                           94,097
     Class B common stock, $.005 par value; authorized
        3,000,000 shares, 1,280,000 shares issued
        and outstanding                                                   6,400
     Additional paid-in capital                                      23,866,861
     Accumulated deficit                                            (26,917,220)
     Cumulative translation adjustment                                  182,883
     Stock rights                                                       795,002
     Common stock in treasury, at cost, 40,000 shares                   (12,000)
     Deferred compensation related to stock issued for services      (1,087,687)
                                                                   ------------
        Total stockholders' deficiency                               (3,071,664)
                                                                   ------------
                                                                   $  4,530,724
                                                                   ============


                 See notes to consolidated financial statements
                                       F-2



                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Years Ended June 30,
                                           -----------------------------
                                                2000           1999
                                           -----------------------------

INCOME:
     Ticket sales                          $  1,751,216    $  1,721,129
     Merchandise and service sales              100,696         479,077
     Delivery services                        4,027,949         402,835
     Other                                        2,106          23,174
                                           ------------    ------------
                                              5,881,967       2,626,215
                                           ------------    ------------

COSTS AND EXPENSES:
     Cost of goods sold                       4,906,925       1,729,182
     Selling, general and administrative      6,172,074       5,152,192
     Depreciation and amortization              234,297         160,836
                                           ------------    ------------
                                             11,313,296       7,042,210
                                           ------------    ------------

LOSS FROM OPERATIONS                         (5,431,329)     (4,415,995)


INTEREST EXPENSE                               (330,684)       (172,744)
                                           ------------    ------------

NET LOSS                                   $ (5,762,013)   $ (4,588,739)
                                            ============   ============

     Basic loss per common share           $    (0.47) $          (1.29)
                                            ============   ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES     12,189,111       3,561,529
                                           ============    ============








                 See notes to consolidated financial statements.


                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                                        Common Stock                      Class B Stock
                                             ------------------------------------  --------------------------      Paid-in
                                                 # of Shares          Amount        # of Shares      Amount        Capital
                                             -----------------    ---------------  ------------- ------------   ------------

BALANCE - JULY 1, 1998                               1,835,080    $      9,175       1,280,000   $      6,400   $ 17,998,520

Sale of common stock                                 2,738,833          13,694            --             --        1,038,306

Common shares canceled                                  (1,718)             (9)           --             --                9

Common shares issued for compensation                1,280,000           6,400            --             --          791,300

Amortization of deferred compensation                     --              --              --             --             --

Common shares issued for services                      233,500           1,168            --             --          205,581

Common shares issued for interest and penalties        118,200             591            --             --           30,209

Common shares issued for conversion of notes           315,000           1,575            --             --          167,425

Common shares issued for conversion of
        convertible debentures                         400,000           2,000            --             --           98,000

Common shares issued as good faith deposit              50,000             250            --             --           49,750

Dividends paid                                         239,028           1,195            --             --           (1,195)

Cash received for stock rights                            --              --              --             --             --

Net loss                                                  --              --              --             --             --

                                                  ------------    ------------    ------------   ------------   ------------
BALANCE - JUNE 30, 1999                              7,207,923          36,039       1,280,000          6,400     20,377,905

Sale of common stock                                 9,977,152          49,887            --             --        2,935,782

Common shares issued for compensation                  625,000           3,125            --             --          234,625

Amortization of deferred compensation                     --              --              --             --             --

Common shares issued for services                      608,001           3,040            --             --          223,261

Common shares issued for interest and penalties        295,480           1,477            --             --           77,817

Common shares issued for conversion of notes           105,883             529            --             --           17,471

Common shares purchased from investor                     --              --              --             --             --

Cumulative translation adjustment                         --              --              --             --             --

Net loss                                                  --              --              --             --             --

                                                  ------------    ------------    ------------   ------------   ------------
BALANCE - JUNE 30, 2000                             18,819,439    $     94,097       1,280,000   $      6,400   $ 23,866,861
                                                  ============    ============    ============   ============   ============



                                                                           Treasury Stock                         Cummulative
                                                     Stock          --------------------------    Accumulated     translation
                                                     Rights          # of Shares    Amount          Deficit        adjustment
                                                 --------------     ------------  ------------   -------------    -----------


BALANCE - JULY 1, 1998                            $    640,000            --      $       --      $(16,566,468)   $       --

Sale of common stock                                      --              --              --              --              --

Common shares canceled                                    --              --              --              --              --

Common shares issued for compensation                     --              --              --              --              --

Amortization of deferred compensation                     --              --              --              --              --

Common shares issued for services                         --              --              --              --              --

Common shares issued for interest and penalties           --              --              --              --              --

Common shares issued for conversion of notes              --              --              --              --              --

Common shares issued for conversion of
        convertible debentures                            --              --              --              --              --

Common shares issued as good faith deposit                --              --              --              --              --

Dividends paid                                            --              --              --              --              --

Cash received for stock rights                       1,130,002            --              --              --              --

Net loss                                                  --              --              --        (4,588,739)           --

                                                  ------------    ------------    ------------    ------------    ------------
BALANCE - JUNE 30, 1999                              1,770,002            --              --       (21,155,207)           --

Sale of common stock                                  (975,000)           --              --              --              --

Common shares issued for compensation                     --              --              --              --              --

Amortization of deferred compensation                     --              --              --              --              --

Common shares issued for services                         --              --              --              --              --

Common shares issued for interest and penalties           --              --              --              --              --

Common shares issued for conversion of notes              --              --              --              --              --

Common shares purchased from investor                     --            40,000         (12,000)           --              --

Cumulative translation adjustment                         --              --              --              --           182,883

Net loss                                                  --              --              --        (5,762,013)           --

                                                  ------------    ------------    ------------    ------------    ------------
BALANCE - JUNE 30, 2000                           $    795,002          40,000    $    (12,000)   $(26,917,220)   $    182,883
                                                  ============    ============    ============    ============    ============



                                                    Deferred
                                                  Compensation        Total
                                                  ------------        -----

BALANCE - JULY 1, 1998                            $ (1,175,166)   $    912,461

Sale of Common Stock                                      --         1,052,000

Common shares canceled                                    --              --

Common shares issued for compensation                 (797,700)           --

Amortization of deferred compensation                  653,350         653,350

Common shares issued for services                         --           206,749

Common shares issued for interest and penalties           --            30,800

Common shares issued for conversion of notes              --           169,000

Common shares issued for conversion of
        convertible debentures                            --           100,000

Common shares issued as good faith deposit                --            50,000

Dividends paid                                            --              --

Cash received for stock rights                            --         1,130,002

Net loss                                                  --        (4,588,739)

                                                  ------------    ------------
BALANCE - JUNE 30, 1999                             (1,319,516)       (284,377)

Sale of common stock                                      --         2,010,669

Common shares issued for compensation                 (237,750)           --

Amortization of deferred compensation                  469,579         469,579

Common shares issued for services                         --           226,301

Common shares issued for interest and penalties           --            79,294

Common shares issued for conversion of notes              --            18,000

Common shares purchased from investor                     --           (12,000)

Cumulative translation adjustment                         --           182,883

Net loss                                                  --        (5,762,013)

                                                  ------------    ------------
 BALANCE - JUNE 30, 2000                          $ (1,087,687)   $ (3,071,664)
                                                  ============    ============








                See notes to consolidated financial statements.



                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    June 30,
                                                           --------------------------
                                                              2000            1999
                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(5,762,013)   $(4,588,739)
                                                           -----------    -----------
    Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                          234,297        160,836
        Common shares issued for services                      775,174        890,901
        Write down of net fixed assets                          75,054        196,523
        Write off of reorganization cost                          --          290,941
        Write down of net goodwill                                --          342,664
        Minority interest in loss of subsidiary                (83,746)          --

    Increase (decrease) in cash attributable to
       changes in assets and liabilities as follows:
        (Increase) decrease in accounts receivable            (243,922)       134,649
        Decrease (increase)  in inventory                      100,162        (28,730)
        Increase in loan to officer                            (86,455)       (37,661)
        (Increase) decrease in notes receivable                210,241       (319,654)
        Increase in other assets                                (9,332)       (16,486)
        Increase in accounts payable and accrued expenses    1,772,679        480,838
        Increase in payroll taxes payable                       24,963         84,232
        (Decrease) increase in other liabilities                (6,388)       101,635
                                                           -----------    -----------
        Total adjustments                                    2,762,727      2,280,688
                                                           -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                       (2,999,286)    (2,308,051)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                     (122,767)        (7,933)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible debt                 810,000           --
    Proceeds (Repayments) of notes and loans payable           147,210        (56,745)
    Proceeds from stock rights                                    --        1,130,002
    Purchase of treasury stock                                 (12,000)          --
    Sale of common stock                                     2,010,669      1,052,000
                                                           -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,955,879      2,125,257
                                                           -----------    -----------

Effect of foreign currency translation on cash                 182,883           --

NET INCREASE (DECREASE) IN CASH                                 16,709       (190,728)

CASH - BEGINNING OF YEAR                                        37,164        227,892
                                                           -----------    -----------

CASH - END OF YEAR                                         $    53,873    $    37,164
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                             $    26,163    $    19,301
                                                           ===========    ===========
        Non Cash Activity - See note 13 with
        respect to issuance of the company
        shares of common shares as
        compensation for services rendered

                 See notes to consolidated financial statements
                                       F-5

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2000 AND 1999

1.       DESCRIPTION OF THE BUSINESS

         Universal Express, Inc. ("USXP") was incorporated in the state of Nevada on April 6, 1983 and is an integrated business service company. Its principal subsidiaries include USXP's entertainment division which consists of Downtown Theater Ticket Agency, Inc. (DTTA) and Skyworld International Courier ("SkyNet") acquired on June 8, 1999, Private Postal Network.com and its division Postal Business Center Network.com, an association of independent and franchised nationwide postal stores. In addition, USXP owns several other subsidiaries with little or no activity. USXP's primary focus is on the development of its postal business center networks and new acquisitions which will strengthen its market position.

         On June 8, 1999, USXP acquired 5,202 shares (51%) of SkyNet and its 60% owned subsidiary SkyNet Venezuela ("Venezuela") for a note payable of $450,000 payable in eighteen installments of $25,000 commencing June 15, 2000. The note was not paid when due and the terms are being renegotiated. In addition, USXP had provided $50,000 to payoff SkyNet's loan from a bank with an additional $450,000 to be provided in the future. USXP also provided SkyNet with $600,000 of additional working capital. USXP recognized goodwill of approximately $1,500,000 from its acquisition of SkyNet.

         The following unaudited pro-forma information reflects the results of operations of the Company as though the purchase had been consummated as of July 1, 1998;

                                                     June 30, 1999
                                                ----------------------
                Revenue                             $  7,411,055
                Net loss                            $(4,493,331)
                Net loss per share                  $     (1.26)

         On September 15, 1999, USXP sold all of the assets of Leone, Inc. a subsidiary in consideration for the buyer assuming $85,896 of lease obligations and trade payables of $24,493.

         Hereinafter, all of the aforementioned companies are collectively referred to as the "Company".

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a. BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of approximately $5,762,000 and $4,589,000 for the years ended June 30, 2000 and
               1999, respectively, and had a working capital and stockholders' deficiency of approximately $5,745,000 and $3,072,000, respectively, at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and is continually evaluating the Company's profitability, however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         b. PRINCIPLES OF CONSOLIDATION - The accompanying financial statements consolidate the accounts of USXP and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         c. REVENUE RECOGNITION - Entertainment division sales are recognized when the ticket is delivered to the customer. Delivery income is recognized upon the completion of the delivery to its destination.

         d. CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to be those instruments which have initial maturities of three months or less.

         e. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, ranging from five to ten years.

         f. NON-COMPETITION AGREEMENT - Amortization is provided over five years on a straight-line basis.

         g. GOODWILL - Goodwill resulting from the acquisition of certain subsidiaries represents the remaining unamortized value of the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is amortized on a straight line basis over a period of 15 years.

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

         l. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         m. IMPAIRMENT OF LONG-LIVED ASSETS -The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2000, the Company believes that there has been no impairment of its long-lived assets.

         n. FOREIGN CURRENCY TRANSLATION - The financial statements of the Company's Venezuelan operations are measured in its local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of stockholders' equity.

         o. CONCENTRATION OF CREDIT RISK - The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

3.       BUSINESS SEGMENTS

         The Company operates in three business segments; merchandise and services sales, shipping and entertainment services.

         Summarized financial information of the business segments in 2000 is as follows:

                              Merchandise                   Entertain-
                                  and                          ment
                             services sales   Shipping      services       Total
                             -------------   ----------   -------------  ---------

         Revenue               $  102,802   $4,027,949    $1,751,216    $5,881,967
                               ==========   ==========    ==========    ==========

         Operating loss        $2,888,818   $2,390,101    $  152,410    $5,431,329
                               ==========   ==========    ==========    ==========

         Net loss              $3,117,290   $2,492,313    $  152,410    $5,762,013
                               ==========   ==========    ==========    ==========

         Identifiable assets   $  946,677   $1,323,825    $  223,363    $2,493,865
                               ==========   ==========    ==========    ==========

         Depreciation and
         amortization          $  156,415   $   74,526    $    3,356    $  234,297
                               ==========   ==========    ==========    ==========

         Capital expenditures  $    -       $  107,842    $   14,925    $  122,767
                               ==========   ==========    ==========    ==========



4.       LOAN TO OFFICER

         In accordance with the employment contract of the Company's Chief Executive Officer, such officer is entitled to secure loans from the Company in an amount not to exceed $950,000. These loans bear interest at the applicable federal rate, which approximated 6.5% during the years ended June 30, 2000. As of June 30, 2000 the amount owed under such loan is $869,900. As discussed in Note 18 such loan will be forgiven 10% per year of the outstanding balance. In addition, the Company has accrued unpaid salary to such officer aggregating $1,230,000 at June 30, 2000. For these matters also see note 18.

5.       RELATED PARTY RECEIVABLES

         During the year ended June 30, 2000 , the Company advanced $350,259 to the spouse of the Chief Executive Officer, who is also an employee of the Company. The repayment terms of such advances have not yet been determined. The remaining $95,781 receivable is from Skybox, a company partially owned by the minority shareholder of SkyNet.

6.       NOTE RECEIVABLE

         In December 1998, an individual purchased 100% of the stock of one of the Company's subsidiaries for $545,000 and issued a note as payment. Collection of the note is over a period of 16 years bearing interest at 6% per annum payable in weekly installments of $629 over the first 53 weeks and $1,060 weekly thereafter. The buyer did not make any payment and is in default. Accordingly, Company has recorded a 100% reserve against such note.

7.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                Leasehold improvements                             $     18,552
                Office equipment                                        246,266
                Furniture and fixtures                                   82,483
                Software                                                 70,000
                                                                   -------------
                                                                        417,301
               Less accumulated depreciation and amortization          (229,624)
                                                                   -------------
                                                                   $    187,677
                                                                   =============


8.       NON-COMPETITION AGREEMENT

         The Company entered into a non-competition agreement for a period of 5 years with a former subsidiary and paid $200,000 as consideration for such agreement. At June 30, 2000 the unamortized amount of the agreement is $100,000.

9.       NOTES PAYABLE

         Notes payable consist of the following:

         Note payable - bearing interest at rate of 10% per annum,
         due August 31, 2000                                          $  250,000

         Bank line of credit, renewable monthly,
         bearing interest at 2% above the prime rate                     130,000

         Note payable,  due upon demand, bearing
         interest at 10%                                                  28,500

         Note payable - due upon demand, at a
         fixed interest amount of $15,200                                 45,000

         Loan payable - bearing interest at the
         rate of 10% per annum, due upon demand                           25,941

         Notes payable - individuals, due upon demand,
         bearing interest at rates ranging from
         8% to 24% per annum                                             129,000

         Bank loan due on December 31, 2000,
         interest payable at the bank prime
         rate plus 1.5 points. Secured by $300,000
         letter of credit from the former owner of SkyNet                300,000

         Bank loan due on November 24, 2000,
         interest payable at bank's certificate of deposit
         rate plus 1.5 points. Secured by $150,000
         certificate of deposit from the minority
         shareholder of SkyNet                                           150,000

         Loan from an investor at a fixed interest
         amount of $17,500, due December 15, 2000                         82,500

         Two notes payable to an individual payable
         in weekly payments of aggregate $610 including
         interest.  These notes provide that if the
         controlling interest of SkyNet were to change
         then the notes would be due on demand. Additionally,
         the note would bear interest at 30% per
         annum until paid. The note holder not exercised
         his right to demand payment                                      41,439

         Notes payable - to an individual bearing
         interest at 14%, payable in monthly payments
         of $10,000 including interest, until the total amount
         of principal and interest is repaid                             116,193

         Non-interest bearing loan from investor due
         December 15, 2000                                                39,998

         Note payable for purchase of 51% of shares
         of stock of SkyNet, was payable in eighteen
         installments of $25,000 commencing June 15, 2000
         The terms of such note is being renegotiated                    450,000
                                                                      ----------
                                                                      $1,788,571
                                                                      ==========

10.      CONVERTIBLE DEBENTURES

         The Company issued a series of convertible debentures in the year ended June 30, 2000 in the amount off $810,000 are due in 2002. In addition, $189,000 of debentures issued from 1997 are still outstanding. Such debentures bear interest ranging from 10% to 12% per annum.

11.      COMMITMENTS AND CONTINGENCIES


         a. The Company operates its facilities under operating lease agreements with unrelated parties. The base rent aggregates approximately $13,000 per month. The related leases expire on February 28, 2001, June 30, 2002 and February 29, 2005.

         Lease payment, by year, and in aggregate at June 30, 2000 are as follows:

         Year ended June 30,
           2001                                 $149,628
           2002                                  146,791
           2003                                   81,033
           2004                                   83,796
           2005                                   57,092
                                                --------
                                                $518,340
                                                ========


b. The employment agreement with the Company's Chief Executive Officer provided for an annual base salary of $84,000 in 1994, subject to annual cost of living adjustments each succeeding January 1st over a five year period. In connection therewith, the officer was issued 1,000,000 new common shares as compensation for services previously rendered and expenses previously incurred during the pendency of the Company's 1994 bankruptcy proceedings. The shares had been valued at $0.50 per share and compensation of $ 500,000 was included as a charge to reorganization expense. Additionally, the officer will be issued 500,000 additional shares as additional compensation pursuant to the employment agreement. If, prior to the termination of the entire employment period, the officer's employment is terminated for cause (as defined), the officer will forfeit 8,333 shares for each of the months of employment that has not been completed over the remaining term of the agreement. Deferred compensation of $500,000 had been recorded in connection with the 500,000 shares issuance which was fully amortized at June 30, 1999. In February, 1999 the employment contract of the officer was renewed for an additional five year period at an annual compensation of $300,000 per annum. As of June 30, 2000 Company has accrued $1,230,000 of salary due to such officer.

c. The Company is obligated under a consulting agreement expiring April, 2004 under which the Company is to receive financial and accounting services for a fee of approximately $72,000 per annum.

d. USXP's subsidiary, Skynet obtained a preliminary injunction in Federal District Court in Florida against a competitor, Skynet Holdings, Inc. ("Holding"), for servicemark infringement on courier shipments throughout the United States. The defendant filed an appeal with the Court of Appeals for the Eleventh Circuit and the Court held in Skynet's favor. Skynet has moved for summary judgment on liability and expects to receive a judgment for substantial damages after trial. The collectibility of these damages, however, is not assured because of the financial condition of Holding.

e. The Company is involved in various lawsuits and claims in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.



12.      INCOME TAXES

         At June 30, 2000 the Company had approximately $25,000,000 of net operating loss carry forwards expiring beginning in 2008. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitation.

         Deferred tax debits in the amount of approximately $10,188,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

         Significant components of the deferred tax assets as of June 30, 2000 and 1999 are as follows:
                                                       Years ended June 30,
                                                --------------------------------
                                                  2000                  1999
                                                ------------       -------------
        Net operating loss carryforward         $ 25,000,000       $ 21,000,000
                                                ------------       ------------
        Total gross deferred asset                10,188,000          8,419,000
        Less: valuation allowance                (10,188,000)        (8,419,000)
                                                ------------       ------------
        Net deferred tax assets                 $       --         $       --
                                                ============       ============

         The increase in the valuation allowance of $1,769,000 during the year ended 2000 was due to the additional allowance provided for the 2000 net operating loss.

         The provision for income taxes differ from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:



                                                          Years ended June 30,
                                                    ----------------------------

                                                         2000           1999
                                                    -----------    -------------

         Benefit computed at the statutory rate     $ 1,959,000    $ 1,560,000

         Losses for which no benefit recognized      (1,959,000)    (1,560,000)
                                                    -----------    -----------
         Benefit recorded                           $      --      $      --
                                                    ===========    ===========

13.      STOCKHOLDERS' EQUITY

         The Company's class B common shares (of which 3,000,000 shares have been authorized) provide for one and one-third votes per share. If the Company's current Chief Executive Officer exercises any stock options pursuant to the Company's stock option plan, or if the officer receives other shares of common stock pursuant to his employment agreement with the Company in lieu of stock options, the aggregate number of votes to which the initial 1,500,000 Class B shares issuable to such officer is entitled shall be reduced by one vote for each additional share which is received by the officer. During the year ended June 30, 2000, the Company issued 11,611,516 shares of common stock. Of such shares issued, 608,001 were issued in exchange for services rendered; 401,363 shares were issued in payment of principal, interest and penalties on notes payable. In addition, 8,205,724 shares were issued to investors for cash and 1,771,428 shares were issued to investors for cash rights.

         During the year ended June 30, 2000, the Company issued 11,611,516 shares of common stock. Of such shares issued, 608,001 were issued in exchange for services rendered; 401,363 shares were issued in payment of principal, interest and penalties on notes payable. In addition, 8,205,724 shares were issued to investors for cash and 1,771,428 shares were issued to investors for cash rights.

         During the year ended June 30, 2000, advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 625,000 common shares. The common shares were valued at their approximate fair market value on the dates of issuance. The terms of the consulting agreements are from eighteen to twenty-four months, and the amounts recorded for the issuance of the shares are being amortized over the respective periods.

14.      TREASURY STOCK

         The Company bought 40,000 shares from one investor for $12,000. Treasury stock is recorded at cost. The Company has a verbal agreement with such investor to repurchase an additional 200,000 shares at $.60 per share under certain circumstances.

15.      STOCK RIGHTS

         Stock rights represent amounts received from investors for their future rights to purchase shares of stock of the Company at a discount of 20 to 30% of the market value of the stock at the date of exercise subject to the Company's right of redemption at a premium not to exceed 20% of the face amount of the right.

16.      STOCK OPTION PLAN


         The Company's "1994 Stock Option Plan" provides for the issuance of up to 104,167 shares of common stock. The purchase price per share of common stock under each option shall not be less than the fair market value of the common stock on the date such option is granted. No options have been granted under the plan as of June 30, 2000.


17.      MINORITY INTEREST

         At June 30, 2000 minority interest represents 750 shares of non-voting preferred stock of SkyNet issued prior to its acquisition by USXP. The stock is convertible into 10 shares of common stock of SkyNet at the option of SkyNet on or before December 31, 2003.

18.      SUBSEQUENT EVENTS

         In July 2000, the Company's subsidiary, Skynet acquired the operating assets of Skynet Worldwide Express, Costa Rica.

         The Company has announced a 4% stock dividend to stockholders of record on the close of business July 20, 2000, payable on August 15, 2000.

         On November 1, 2000 the Company's board of directors authorized the issuance of 15,000,000 shares of the Company's common stock to its Chief Executive Officer, the value of which is to be applied against accrued salary payable to such officer.

         In addition, the board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $869,900 as of June 30, 2000.

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


NAME                                   AGE                       POSITION
----                                   ---                       --------

 Richard A. Altomare                    52                   Chairman and CEO

Richard A. Altomare. Mr. Altomare, is the Chairman and Chief Executive Officer of Universal Express (USXP). Universal, with its wholly owned subsidiary the PBC Network is a leader of the $5 billion private postal industry. Its other subsidiaries are engaged in international shipping, advertising and entertainment concierge services. Prior to Universal Express, Mr. Altomare was an investment banker specializing in real estate, bankruptcy reorganizations and equipment transactions. Mr. Altomare also owned and operated professional sports teams. He served as a Commander in the U.S. Marine Corps. and U.S. Army specializing in communications and intelligence. Mr. Altomare attended Adelphi and Hofstra University and has been a political candidate for U.S. Congress and served on numerous corporate Boards.

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                  Long-Term
                                             Annual Compensation
                                             Compensation Awards

      (a)              (b)        (c)        (d)         (e)            (f)
NAME & PRINCIPAL      FISCAL     ANNUAL     ANNUAL   OTHER ANNUAL   # of OPTIONS
   POSITION            YEAR      SALARY      BONUS   COMPENSATION
--------------------------------------------------------------------------------
Richard A. Altomare    1996     100,000      $0         $0              0
Chairman & CEO         1997     100,000      $0         $0              0
                       1998     300,000      $0         $0              0
                       1999     300,000      $0         $0              0
                       2000     300,000      $0         $0              0



Mr. Altomare received no cash compensation from the Company during the Company's Reorganization and since then, though his employment agreement currently entitles him to an annual base salary of at least $300,000.

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



     AGGREGATED OPTION EXERCISES IN CURRENT PERIOD AND FY-END OPTION VALUES


--------------------------------------------------------------------------------
        (a)               (b)          (c)              (d)              (e)

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


                        Shares
                      acquired on     Value        Exercisable/    Exercisable/
       Name           Exercise (#)  Realized ($)   Unexercisable   Unexercisable
-------------------- -----------------------------------------------------------

Richard A. Altomare
  Chairman. & CEO         0             0               0/0                 0/0


B.         COMPENSATION OF DIRECTORS

In the Company's Current Period, there were no arrangements pursuant to which any director of the Company was compensated for any service provided as a Director.

C.  EMPLOYMENT CONTRACTS AND RELATED MATTERS

The Company has an employment contract with Mr. Altomare, which currently provides an annual base salary of $300,000. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare's employment is terminated at any time within nine months following a "change of control event", as defined therein and generally described below, (i) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a "change of control event" shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. Mr. Altomare's employment agreement further grants to Mr. Altomare the right under the Court-approved 1994 Stock Option Plan to purchase not less than 500,000 shares of the Company's Class A Common Stock at the fair market price of the stock as of the Plan Effective Date. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

On November 1, 2000 the Company's board of directors authorized the issuance of 15,000,000 shares of the Company's common stock to Mr. Altomare the value of which is to be applied against accrued salary payable to Mr. Altomare.

In addition, the board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $869,900 as of June 30, 2000.

                                     ITEM 11
                                     -------

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 2000 more than five percent of the Class A Common Stock of the Company. This information is based on 18,779,438 shares of Class A Common Stock issued and outstanding as of June 30, 2000. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF                 % OF
 BENEFICIAL OWNER            BENEFICIAL OWNERSHIP             COMMON STOCK
------------------------------------------ -------------------------------------

Richard A. Altomare
1 Central Park West,
Suite 30C                      1,290,173 shares                 6.4%
New York, NY 10023

B.  SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 2000. This information is based on 18,779,438 shares of Class A Common Stock issued and outstanding as of June 30, 2000. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

   NAME AND ADDRESS OF           AMOUNT AND NATURE               % OF
    BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP        COMMON STOCK
-------------------------------------------- -----------------------------------

Richard A. Altomare
1 Central Park West,
Suite 30C,                       1,290,173 shares                 6.4%
New York, NY 10023

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

Mr. Altomare received no cash compensation from the Company during its Reorganization and since then, though his employment agreement currently entitles him to an annual base salary of at least $300,000.

                                     ITEM 13
                                     -------

                        EXHIBITS AND REPORTS ON FORM 8-K


(A)       Exhibits

2.1* Order, dated February 18, 1994. Confirming First Amended Plan of Reorganization of Packaging Plus Services, Inc., including confirmed Reorganization Plan and other exhibits.

3.1* Amended and Restated Articles of Incorporation of Packaging Plus Services, Inc.

3.2** Certificate of Amendment to Change the Number of Authorized Shares of Stock of Packaging Plus Services, Inc.

3.3** Certificate of Amendment of the Certificate of Incorporation to Change the Name of Packaging Plus Services, Inc. to Universal Express, Inc.

3.4*      Amended and Restated By-Laws of Packaging Plus Services, Inc.

4.1*      Specimen Class A Common Stock Certificate.

4.2*      Specimen Class B Common Stock Certificate.

4.3**     Specimen Class A Warrant Certificate.

4.4**     Specimen Class B Warrant Certificate.

10.1*     Employment Agreement of Richard A. Altomare.

10.2*     1994 Stock Option Plan.

21.1**    List of Subsidiaries of Registrant.

* Incorporated herein by reference to the Registrant's Transition Report on Form 10-KSB for the Transition Period from January 1, 1994 through June 30, 1994 (as filed December 12, 1994)

** Incorporated herein by reference to the Registrant's Annual Report, as amended, on Form 10-KSB/A for the Annual Period ended June 30, 1999 (as filed January 20, 2000).


(B)    Reports on Form 8-K:   None

SIGNATURES:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                         UNIVERSAL EXPRESS, INC.


Date:  November 6, 2000                  /s/ Richard A. Altomare
                                         -----------------------
                                         Richard A. Altomare, President
                                         and Chairman of the Board