Form 10QSB
period 2000-09-30
UNIVERSAL EXPRESS INC/
filed 2000-11-20
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 2000

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                    11-2781803
----------------------------              -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)                           Number)

 1350 BROADWAY, NEW YORK, NY                                        10018
--------------------------------------------                  -----------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2000:

--------------------------------------------------------------------------------
                                   $ 3,144,952
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
 Common Stock                          Outstanding at September 30, 2000
--------------------------------------------------------------------------------
Class "A"                                         29,811,904
Class "B"                                          1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX


                                                                          PAGE
                                                                          NUMBER
                                                                          ------



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

 Balance Sheet - September 30, 2000                                            1

 Consolidated Statement of Operations - Three
 months ended September 30, 2000                                               2


 Consolidated Statement of Cash Flows - Three
 months ended September 30, 2000                                               3


 Notes to Consolidated Financial Statements                                  4-6


Item 2.  Management's Discussion and Analysis                               6-12
         of Financial Condition and Plan of
         Operations


PART II - OTHER INFORMATION                                                   12


SIGNATURE                                                                     13

                PART I - FINANCIAL INFORMATION
                ------------------------------
                Item 1. Financial Statements
                ----------------------------

UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2000

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                          $     17,269
   Accounts receivable, net of allowance for doubtful
      accounts of $107,600                                          1,147,825
Related party receivables                                             481,572
                                                                 ------------
   Total current assets                                             1,646,666
                                                                 ------------

PROPERTY AND EQUIPMENT, net                                           214,499

OTHER ASSETS:
   Loan to officer                                                    886,570

   Non-compete agreement, net                                          90,000
   Goodwill, net                                                    1,891,350
   Other                                                              172,340
                                                                 ------------
      Total other assets                                         $  3,040,260
                                                                 ------------
                                                                    4,901,425
                                                                 ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                              $  3,003,722
   Accrued expenses                                                 1,960,767
   Payroll taxes payable                                              170,910
   Other                                                              170 924
   Notes payable                                                    1,762,270
   Convertible debentures                                             189,000
                                                                 ------------
      Total current liabilities                                     7,257,593

CONVERTIBLE DEBENTURES                                                810,000
                                                                 ------------

MINORITY INTEREST                                                     107,987
                                                                 ------------

STOCKHOLDERS' DEFICIENCY:
   Common stock, $0.005 par value; authorized 147,000,000
      shares, 29,811,904 shares issued, and outstanding               149,060
   Class B common stock, $.005 part value; authorized
      3,000,000 shares 1,280,000 shares issued and outstanding          6,400
   Additional paid-in capital                                      25,048,326
   Accumulated deficit                                            (27,802,080)
   Cumulative translation adjustment                                   66,303
   Stock rights                                                       345,002
   Common stock in treasury, at cost, 40,000 shares                   (12,000)
   Deferred compensation related to stock issued for services      (1,075,166)
                                                                 ------------
      Total stockholders' deficiency                             $ (3,274,155)
                                                                 ------------
                                                                    4,901,425
                                                                 ============


                 See notes to consolidated financial statements




UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                   THREE MONTHS ENDED
                                                   ------------------
                                                      SEPTEMBER 30
                                                      ------------

                                                        2000            1999
                                                        ----            ----


INCOME:
   Delivery Service                                  1,363,750     $    950,677
   Ticket sales                                        376,820          281,176
   Merchandise and service sales                           525          102,591
                                                  ------------     ------------
                                                     1,741,095        1,334,444
                                                  ------------     ------------


COST AND EXPENSES:
   Cost of goods sold                                1,072,477        1,028,256
   Selling, general and administrative               1,454,402        1,295,957
   Depreciation and amortization                        63,887           79,681
                                                  ------------     ------------
                                                     2,590,776        2,403,894
                                                  ------------     ------------

LOSS FROM OPERATIONS                                  (849,671)      (1,069,450)

INTEREST EXPENSE                                       (35,189)          (3,180)
                                                  ------------     ------------

NET LOSS                                              (884,860)      (1,072,630)
                                                  ============     ============

   Basic loss per common share                          ($0.04)          ($0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          $ 23,911,037     $  9,428,670
                                                  ============     ============




                 See notes to consolidated financial statements



UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                       2000           1999
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                       $  (884,860)   $(1,072,630)
   Adjustment to reconcile net loss to net
      cash used by operating activities:

   Common Stock issued as compensation                                348,949        198,150
   Depreciation and Amortization                                       63,887         79,681
   Minority interest in loss of subsidiary                             (8,580)           --

   Change in assets and liabilities:
      (Increase)/Decrease in accounts receivable                     (366,769)      (156,788)
      (Increase)/Decrease in inventory                                   --            1,313
      Increase in loan to officer                                     (16,670)
      (Increase)/Decrease in other assets                              (8,022)          --
      (Increase)/Decrease in notes receivable                         (35,532)         1,151
      Increase/(Decrease) in accounts payable and
         accrued expenses                                             587,661       (268,537)
      Increase/Decrease in taxes payable                              (26,148)        (4,453)
      Increase/(Decrease) in other liabilities                         46,561        (32,307)
                                                                  -----------    -----------
                                                                      585,337       181,790
                                                                  -----------    -----------
Net Cash Used In Operating Activities                                (299,523)    (1,254,420)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of property and equipment                              (44,199)           --
                                                                  -----------    -----------


CASH FLOW FROM FINANCING ACTIVITIES
   Sale of common stock                                               450,000        648,876

   Proceeds from notes and loans payables                             (26,301)        60,000

   Proceeds from Stock Rights                                            --          400,000
                                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             423,699      1,108,876
                                                                  -----------    -----------

Effect of foreign currency translation on cash                        (116,580)       --
NET INCRASE (DECREASE) IN CASH                                         (36,604)     (145,544)

CASH-Beginning of period                                                53,873        37,164
                                                                   -----------    ----------

CASH-End of PERIOD                                                 $    17,269   $  (108,380)
                                                                   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                              35,189         3,180
                                                                   ===========   ===========


                 See notes to consolidated financial statements

                           UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                                    Notes To Financial Statements
                                             (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the three-months ended September 30, 2000 have been included.

The results of operations for the three-months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year ended June 30, 2001.

2.       ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2000, the Company issued 10,992,466 shares of common stock. Of such shares issued, 5,035,714 shares were sold for $450,000 and 2,497,000 shares were issued for payment of $325,725 in services. 964,263 shares were issued as dividends. The remaining 2,495,489 shares were issued in conversions of previously sold stock rights and loans.


3.       TAXES PAYABLE

A substantial portion of taxes payable consists of payroll taxes of Skynet. Skynet is seeking to negotiate a settlement agreement with the Internal Revenue Service to provide for periodic payments.

4.      SUBSEQUENT EVENTS
        -----------------

On November 1, 2000 the Company's Board of Directors authorized the issuance of 15,000,000 shares of the Company's common stock to its Chief Executive Officer, the value of which is to be applied against accrued salary payable to such officer.

In addition, the Board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001, as long as the officer continues in the service of the Company. Such loan had a balance of $886,570 as of September 30, 2000.

                                     ITEM 2
                                     ------

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

The business of Universal Express, Inc.(The "Company") has undergone major transitions in recent years. The Company's web site is www.usxp.com.

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

The Company purchased its Entertainment division in 1997. The division consisted mainly of: Downtown Theatre Ticket Agency, Inc., or Advance Entertainment (now known as "Manhattan Concierge"), which provides theater, sports and special events tickets and concierge services. The Company intends to incorporate this division into its expanding list of services to the members of its PBC Network. These services are marketed through toll-free phone numbers (1-888-NYSHOWS, 1-800-NYSHOWS AND 1-800-THE-SHOW) and Manhattan Conicerge's web site (www.manhattanconcierge.com).

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

USXP's principal subsidiaries and divisions include:
o        Private Postal Network.com
o        The Postal Business Center Network.com
o        Manhattan Concierge
o        SkyNet
o        WorldPost Network.com
o        UniqueNet, Inc.
o        Packaging Plus Services, Inc.


                           PRIVATE POSTAL NETWORK.COM
                           --------------------------

On May 15, 1999, the name of the Association of Packagers and Carriers, APAC was changed to the Private Postal Network.com (PPN), with two divisions, Postal Business Center Network.com (PBC network.com) and an international shipping division, WorldPost Network.com. In future reports, the names of these new entities will be used to cover and describe the present functions and programs of these networks as well as future programs and functions of this electronic network of retail, mail, parcel, and business centers, which the Company believes are positioned to provide goods and services needed to support E-commerce, as well as the international shipping division, including support from SkyNet.

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

The PBC Network is an association formed to create a long overdue and needed profitable partnership between packaging store owners and carriers, similar in theory to FTD. The PBC Network provides store owners with a variety of cost-effective services and products to increase their profitability, while they still maintain their local identities or franchise loyalties. The PBC Network's goal it to provide consumers nationwide with a feeling of quality assurance when they frequent a PBC Network location. Branding of this network requires first building it.


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

RESULTS OF OPERATIONS - THREE MONTHS
------------------------------------

Universal Express, Inc. (USXP), is an integrated business services conglomerate. Its principal subsidiaries and divisions include SkyNet and the Private Postal Network.com (with two divisions, Postal Business Center Network.com (PBC Network)and WorldPost. Network.com)and Manhattan Concierge.

Net loss was $884,860 for the three months ended September 30, 2000 compared to $1,072,630 for the three months ended September 30, 1999.

During the three months ending September 30, 2000, the Company's current business operations generated revenues of $1,741,095 as compared with operating revenues from such business of $1,334,444 for the same three month period in 1999, an increase of 30%. Delivery Service Revenues for the first quarter of $1,363,750 arose from the operations of Skynet.

Ticket sales for Manhattan Concierge for the first quarter were $376,820 as compared with $281,176 for the same period of 1999, an increase of 34%.

Selling, general and administrative expenses were approximately $1,454,402 for the three months ended September 30, 2000, compared to $1,295,957 for the corresponding 1999 period.


LIQUIDITY AND CAPITAL RESOURCES - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------------

The net proceeds from new loans and investments in the Company was $450,000. $349,939 was used in its operating activities. Common stock in the amount of $325,725 was issued for services rendered.

The Company had a working capital deficiency of $5,610,927 at September 30, 2000, as compared with a working capital deficiency of $1,845,267 at September 30, 1999.

The Company's working capital deficiency arose primarily from the support provided by the Company to Skynet while it was under unfair competitive attack by Holdings and during the lawsuit. With the return of Skynet to favorable operations and increased revenues, it is anticipated that the Company's working capital needs will decrease in fiscal 2001 and in the future.

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

                     27.1 Financial Data Sheet

                (B)  REPORTS ON FORM 8-K:
                     --------------------
                            None

SIGNATURES
----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                UNIVERSAL EXPRESS, INC.




                                                /S/RICHARD A. ALTOMARE
                                                --------------------------
                                                Richard A. Altomare,
                                                President and Chairman
                                                of the Board.


Dated:   November 20, 2000