Form 10QSB
period 2000-12-31
UNIVERSAL EXPRESS INC/
filed 2001-02-20
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED December 31, 2000

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)


          NEVADA                          11-2781803
----------------------------      -------------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)               Number)

 1350 BROADWAY, NEW YORK, NY                               10018
------------------------------------------            -----------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2000:

-------------------------------------------------------------------------------
                                   $ 1,510,517
-------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

-------------------------------------------------------------------------------
   Common Stock                  Outstanding at December 31, 2000
-------------------------------------------------------------------------------

Class "A"                                             54,245,206
Class "B"                                              1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX


                                                              PAGE
                                                             NUMBER
                                                             ------



PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

 Balance Sheet - December 31, 2000                              3

 Consolidated Statement of Operations - Three                   4
 and six months ended December 31, 2000


 Consolidated Statement of Cash Flows - Three                   5
 and six months ended December 31, 2000


 Notes to Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis                 7
                     of Financial Condition and Plan of
                     Operations


PART II - OTHER INFORMATION                                    14


SIGNATURE                                                      14


UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2000


                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash                                                             $      2,609
      Accounts receivable, net of allowance for doubtful
          accounts of $107,600                                               62,531
      Related party receivables                                             521,141
      Loan to officer                                                       929,572
                                                                       ------------
           Total current assets                                           1,515,853
                                                                       ------------

PROPERTY AND EQUIPMENT, net                                                  13,116

OTHER ASSETS:
      Goodwill, net                                                         513,329
      Other                                                               1,237,541
                                                                       ------------
      Total other assets                                                  1,750,870
                                                                       ------------
TOTAL ASSETS                                                           $  3,279,839
                                                                       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Accounts payable                                                 $    605,801
      Accrued expenses                                                    1,358,160
      Payroll taxes payable                                                 126,063
      Other                                                                  96,237
      Notes payable                                                         875,540
      Convertible debentures                                                189,000
                                                                       ------------
            Total current liabilities                                     3,250,801
                                                                       ------------

STOCKHOLDERS' DEFICIENCY:
      Common stock, $0.005 par value; authorized 147,000,000
            shares, 54,245,206 shares issued, and outstanding               271,226
      Class B common stock, $.005 part value; authorized
            3,000,000 shares 1,280,000 shares issued and outstanding          6,400
      Additional paid-in capital                                         25,941,207
      Accumulated deficit                                               (25,447,631)
      Capital stock Skyworld
      Stock rights                                                          345,002
      Common stock in treasury, at cost, 40,000 shares                      (12,000)
      Deferred compensation related to stock issued for services         (1,075,166)
                                                                       ------------
             Total stockholders' deficiency                                  29,038
                                                                       ------------
                                                                       $  3,279,839
                                                                       ============



See notes to consolidated financial statements


UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
----------------------------------------
CONSOLITED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------



                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         ------------------           ----------------
                                                             DECEMBER 31,                DECEMBER, 31
                                                             ------------                ------------


                                                        2000          1999           2000            1999
                                                        ----          ----           ----            ----

INCOME:
    Ticket sales                                    $    551,105    $   573,930    $    927,925    $    855,106
    Merchandise and service sales                            780           --             1,305         102,591
                                                    ------------    -----------    ------------    ------------
TOTAL                                                    551,885        573,930         929,230         957,697
                                                    ------------    -----------    ------------    ------------

COST AND EXPENSES:
    Cost of goods sold                                  (393,934)      (318,518)       (653,101)       (646,764)
    Selling, general and administration                  132,673       (701,077)       (304,183)     (1,540,771)
    Depreciation and amortization                        (13,252)      (100,935)        (26,504)       (158,453)
                                                    ------------    -----------    ------------    ------------
TOTAL                                                   (274,513)    (1,120,530)       (983,788)     (2,345,988)
                                                    ------------    -----------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            277,372       (546,600)        (54,558)     (1,388,291)
    Interest Expense                                      (5,000)        (1,110)         (8,350)         (4,290)
                                                    ------------    -----------    ------------    ------------

    Net income (loss) from continuing operations         272,372       (547,710)        (62,908)     (1,392,581)
    Loss from discontinued operations                   (299,414)      (329,433)       (398,994)       (557,192)
    Gain from disposal of discontinued operations      1,931,491           --         1,931,491            --
                                                    ------------    -----------    ------------    ------------

NET INCOME (LOSS)                                      1,904,449    $  (877,143)      1,469,589      (1,949,773)
                                                    ============    ===========    ============    ============

BASIC INCOME (LOSS) EARNING PER SHARE:
    Continuing operations                                   0.01          (0.06)         (0.002)          (0.13)
    Discontinued operations                                (0.01)         (0.04)         (0.010)          (0.05)
                                                    ------------    -----------    ------------    ------------
BASIC INCOME (LOSS) PER COMMON SHARE                       (0.00)         (0.10)         (0.012)          (0.18)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                             33,045,515      8,444,987      38,238,803      10,665,800
                                                    ============    ===========    ============    ============




UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
----------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------
FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
---------------------------------------------------

                                                                            2000          1999
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (Loss)                                                 1,469,589    (1,949,773)

        Adjustment to reconcile net loss to net cash used by operating activities:
           Common Stock issued as compensation                               17,000       407,954
           Depreciation and Amortization                                    129,615       205,752
           Gain from disposal of discontinued operations                 (1,931,491)

        Change in assets and liabilities:
           (Increase)/Decrease in accounts receivable                         7,291       (94,962)
           (Increase)/Decrease in inventory                                       0         1,313
           (Increase)Deacrease in loan to officers                          (59,672)      (25,122)
           (Increase)/Decrease in other assets                             (290,882)            0
           (Increase)/Decrease in notes receivable                                0      (244,096)
           Increase/(Decrease) in accounts payable and
                    accrued expenses                                       (234,105)       33,495
           Change in net assets of discontinued operations                  295,883
           Increase/Decrease in taxes payable                                   585       158,066
           Increase/(Decrease) in other liabilities                         (28,126)      149,145
                                                                         ----------    ----------
                                                                         (2,093,902)      591,545
                                                                         ----------    ----------

           NET CASH (USED IN) OPERATING ACTIVITIES                         (624,313)   (1,358,228)

CASH FLOW FROM FINANCING ACTIVITIES
           Sale of common stock                                             450,000       380,000
           Repayments of notes and loans and payables                      (182,901)       60,000
           Proceeds from Stock Rights                                             0     1,058,750
           Proceeds from loans                                              339,000             0
                                                                         ----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                        606,099     1,498,750
                                                                         ----------    ----------

NET INCREASE(DECREASE) IN CASH                                              (18,214)      140,522

CASH-Beginning of period                                                     20,823        37,164
                                                                         ----------    ----------

CASH-End of period                                                            2,609       177,686
                                                                         ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Cash paid for interest                                                 0             0



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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2000 and the results of operations and cash flow for the six-months ended December 31, 2000 have been included.

The results of operations for the six-months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year ended June 30, 2001.


2.   DISCONTINUED OPERATIONS

In December 2000, the Company entered into agreements for the sale of its 51% interest in Skyworld International Couriers, Inc. ("Skynet") for the following consideration: $200,000 cash payable by Skynet on February 27, 2001; $200,000 cash payable by Skynet in six monthly installments of $30,000 each and one installment of $20,000, commencing on March 29, 2001; a service credit from Skynet in the sum of $700,000, use of which is limited to $50,000 per month; Skynet's grant to the Company of a non-exclusive license to grant sublicenses in the use of the trademark and tradename "Skynet" in connection with international courier service for North America; agreement between Skynet and the Company to prepare a subsequent agreement under which Skynet will provide the Company with international courier service; and, the assumption of all of Skynet's liabilities by the purchasers.


3.   CONVERTIBLE DEBENTURES

On October 18, 2000, the Company converted for 7,500,000 shares its outstanding $810,000 convertible debentures, thus eliminating this substantial debt.


4.   OTHER EVENTS

On November 1, 2000 the Company's board of directors authorized the issuance of 15,000,000 shares of the Company's common stock to its Chief Executive Officer, the value of which is to be applied against accrued salary payable to such officer.

In addition, the board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the company. Such loan had a balance of $929,572 as of December 31, 2000.


                                     ITEM 2
                                     ------

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATIONS
                    -----------------------------------------

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

The business of Universal Express, Inc.(The "Company") has, the Company believes, stabilized after having undergone major transitions in recent years.

The Company's web site is www.usxp.com.

Although the Company sold Skynet, the Company believes it retained most of the benefits sought by the Company upon its acquisition of Skynet in 1999, in terms of the granting of licenses to the Company of the Skynet trademark for North America, franchise territory rights, shipping credits and low international shipping rates for its PBC member stores.

The Company believes that the value to the Company of the sale of its interest in Skynet is approximately $3,000,000 in cash, services and franchise rights. In addition, the Company expects to market its Skynet/Worldpost territory business opportunity throughout North America. USXP has received $700,000 in shipping service credits to pass on to its postal store members of its trade association (pbc network.com).

The agreement between Skynet and the Company provides for cash, services, franchise revenues and an international discounted shipping service to PBC Network's postal store and consumer customers.

The Company believes this affords the Company the Skynet services with the franchise revenue that will be made available to entrepreneurs. The Company plans to further develop its programs along with now its renamed international business opportunity - Worldpost.

Through its new partnership with Skynet, the Company's franchise and postal store experience, the Company believes, should allow it to further penetrate into the International shipping business of North America. Skynet is a 20-year trade association of independently owned and operated local courier companies in over 230 cities in 120 countries. Skynet's competitive rates coupled with being the fifth largest international courier network sets the stage for the North American expansion of the Skynet/WorldPost network through the efforts of the Company.

The Company plans to price the first 2,000 territories at an average of $80,000 for each location. Training will be done in Miami, Florida and the Company believes that potential market opportunities co-exist very nicely with the territories presently occupied by PBC Network's private postal store members throughout the United States. WorldPost territory partners can work closely with the postal stores in their area.

The sale of these territories in North America by the Company and the royalty income to the Company from this International shipping network as it penetrates into North America will, the Company believes, enhance its net income and value for the coming years. In addition, the cross over values between the Company's two subsidiaries, PBC and WorldPost, should offer many more perceived opportunities than those that existed before. The shipping services provided by the WorldPost members will, the Company believes, provide increased earnings for those members.

The Company believes its strategy of developing PBCNetwork is unique to the private postal industry. The Company believes that PBCNetwork has established itself as a provider of quality products and services that benefit the owners of private postal businesses (see page 11).

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

Management continues to concentrate on the raising of new capital and focusing on new ventures, including the PBC Network and SkyNet.

Management views this fiscal year as a period of anticipated growth based upon the Company's decision to concentrate on core business development through the PBC Network and SkyNet/WorldPost.

The Company's principal subsidiaries and divisions include:
o   The Postal Business Center Network.com
o   Manhattan Concierge
o   WorldPost Network.com


                  PRIVATE POSTAL NETWORK.COM AND WORLDPOST.COM
                  --------------------------------------------

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

MARKETPLACE
A true global economy has surfaced and grown over the past decade. With Internet, Catalog and Infomercial sales transcending all boundaries, an inexpensive and responsive final mile Domestic and International delivery network coupled with warehouse and shipping capabilities has been, the Company believes, inexpensively and shrewdly created by the Company.

The business of the Company has undergone visionary changes in the last decade that should, the Company believes, support its growing private postal network utilizing the 20,000 postal retail stores doing $7 billion in sales. Strong relationships are currently being established with E-commerce auction houses and other manufacturers for quality assurance and localized shipping which the Company believes will empower present and future PBC Network members.

Members of its Private Postal System (PBC Network) provide the public with a complement to the U.S. Post Offices for many retail postal services. In addition, these Postal Service Centers offer individuals and business customers a variety of personal, business and communications services and even merchandise.

BUSINESS
Private postal and business service centers form a highly fragmented cottage industry. The Company believes that this industry generates over $7 billion in sales and presently consists of more than 20,000 independent operators. The Company believes there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. PBC Network members are connected to other members and to the PBC Network Headquarters via the PBC Web Site (PBCNetwork.com). The PBC Web Site is utilized not only by members but also will be used in the future by the general public. Only one PBC Network store per Zip Code has been recommended, thus creating internal quality control standards.

As E-commerce and a global economy grows, someone must deliver the purchased goods to the consumer. The Company believes that many companies will eventually need an affordable distribution system to deliver nearly anything that the customers purchase on-line.

The PBC Network is an association formed to create a long overdue and needed profitable partnership between previously unconnected packaging store owners. Similar in theory to the floral industry's FTD, the PBC Network provides storeowners with a variety of cost-effective services and products to increase their profitability; while they still maintain their local identities or franchise loyalties. The PBC Network's goal is to provide consumers worldwide with a feeling of branded quality assurance when they frequent a PBC Network location.

SkyWorld International Couriers, Inc. is the U.S. member of the SkyNet Worldwide Express Network, an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. SkyWorld developed and owns the SkyNet Trademark in the U.S. and most countries in Latin America. The SkyNet Network provides global delivery and logistics service to multinational firms. The Network currently delivers over 400,000 packages per month. It is the world's largest independently owned courier network and the 5th largest express courier network behind the integrated U.S. express carriers such as FedEx, UPS and DHL.

Unlike the major integrators who operate their own aircraft and thus offer rigid standardized pick up and delivery schedules, SkyNet Network members offer flexible, customized International services to meet the clients' specific distribution needs. Instead of operating its own fleet, SkyNet offers express International air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time sensitive documents, parcels, freight and mail. SkyNet provides on demand and scheduled pick up and delivery courier and freight services in the U.S. and in foreign countries. SkyNet uses available cargo and baggage space on scheduled passenger and cargo airlines throughout the world. SkyNet operates its own facilities in Miami, New York, Los Angeles, San Francisco, Venezuela and Costa Rica. Using licensees in most countries in Latin America and the Caribbean, it provides 24 to 48 hour delivery throughout the region. Hubs operated by SkyNet Network Members in London, Dubai, Johannesburg, Brussels, Singapore and Sydney allow the swift delivery of documents and parcels to almost any destination in the world within 72 hours. The Company purchased and then one year later sold SkyWorld still retaining discounted international rates for its members and customers along with the coveted rights to sell territory business opportunities throughout North America.

The strategic partnership with SkyNet Worldwide Express as part of the Company's contracted International shipping network, also supports, the Company believes, the PBC Network's postal store members needs. The strength of SkyNet International's network is today primarily geared towards Central and South America, although it has reciprocity delivery partners in 120 other countries worldwide.

Universal Express' strategy of developing the PBC Network, a subsidiary of its Private Postal Network (PPN) and SkyNet together is unique to the private postal industry. The PBC Network has established itself, the Company believes, as a provider of quality products and services that benefit all of the owners of private postal businesses. Private postal and business centers previously formed a highly fragmented cottage industry within the transportation industry.

These locations are individually owned and yet can create an inexpensive localized International and domestic delivery network for themselves rather than the traditional carriers that utilize these locations.

REVENUE SOURCES
Our initial revenues, the Company believes, will combine SkyNet Worldwide delivery and territory sales along with our other subsidiaries. Based upon marketing and branding monies, PBC's strategic alliances today include numerous additional income sources:



           INTERNATIONAL SHIPPING                   INTERNET POSTAGE
           WORLDPOST.COM (SkyNet)                   E-STAMPS

           CORRUGATED & PACKAGING                   CUSTOMIZED CORRUGATED
           PACKAGING TECHNOLOGIES                   CACTUS CORRUGATED

           LAMINATION AND PHOTO ID'S                BUSINESS AND OFFICE
                                                    SUPPLIES
           D&K LAMINEX                              PBCNBIZSUPPLIES.COM

           CUSTOMIZED RUBBER STAMPS                 PARCEL INSURANCE
           THESTAMPMAKER.COM                        UNIVERSAL PARCEL
                                                    INSURANCE CO.

           EQUIPMENT LEASING                        CREDIT CARD ROCESSING
           ADVANTAGE LEASING                        NOVA INFORMATION
                                                    SYSTEMS

           PROMOTIONAL ITEMS                        CHECK PROCESSING
           INTERNATIONAL PROMOTION GROUP            ECHECK2000.COM

           KEY MACHINES AND SUPPLIES                PAYROLL AND TAX
                                                    PROCESSING
           LV SALES                                 PAYCHEX

           DISCOUNTED PHONE CARDS                   VIDEO CONFERENCING
           SARATOGA TELECOM                         TALK VISUAL

           SECURE DOCUMENT DELIVERY                 AIR MILES INCENTIVE
                                                    PROGRAM

           NETEX                                    AMERICAN AIRLINES

           MOVING SUPPLIES                          TRAVEL AND
                                                    ENTERTAINMENT
           ALL BOXES DIRECT                         RESLINX

           CAR RENTAL                               SHREDDER CUSHIONING
                                                    SYSTEMS
           HERTZ RENT-A-CAR                         PAC-MATE

           INSURANCE
           AFLAC Insurance


COMPETITION
The company further believes that the maturation of the PBC Network will strengthen the profitable atmosphere of this cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independent stores from properly promoting their services. The ability of the PBC Network to create a nationally accepted private postal industry that the American public will embrace and trust should re-create a viable industry. The Company feels it can convince the independent and nationwide franchisors that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership within the global economy.

QUALIFICATIONS AND RELATIONSHIPS
The company's key people have years of experience in all aspects of delivery, marketing and postal service related programs as well as their visionary chairman and founder.

INTERNATIONAL OPPORTUNITY
The Company believes that opportunities to expand the scope of the PBC Network and WorldPost are limitless due to shipping, distribution and growth of services virtually throughout its market.

RESULTS OF OPERATIONS
---------------------

Universal Express, Inc. (USXP), is an integrated business services conglomerate. Its principal subsidiaries and divisions include the Private Postal Network.com (with two divisions, Postal Business Center Network.com (PBC Network)and WorldPost. Network.com) and Manhattan Concierge.

Net loss was $461,902 and gain on the disposal of discontinued operations was $1,931,491 for the six months ended December 31, 2000.

Ticket sales for Manhattan Concierge for the second quarter were $551,105 as compared with $573,930 for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES - FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------

The net proceeds from new loans to the Company were $339,000, all of which was used in its operating activities.

Until the PBC Network and WorldPost are fully operational, the Company faces a situation whereby it needs to raise additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit and obtaining additional equity. The Company's future business operation will require additional capital.

Management continues to explore methods to increase working capital through debt and additional equity infusions, as well as possible acquisitions.

PART II -- OTHER INFORMATION
----------------------------

Item 1.     LEGAL PROCEEDINGS
            -----------------
The Company is involved in a small number of lawsuits with vendors or suppliers and claims for fees of certain professionals. The Company disputes all these claims. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.


Item 2.     CHANGES IN SECURITIES -- NONE
            ---------------------

Item 3.     DEFAULTS ON SENIOR SECURITIES -- NONE
            -----------------------------

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            --------------------------------------------
            HOLDERS -
            -------
            NONE

Item 5.     OTHER INFORMATION -- NONE
            -------------------------

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(A)         EXHIBITS

            10.0 Skynet Contracts

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


Dated:     February 20, 2001