Form 10QSB
period 2001-03-31
UNIVERSAL EXPRESS INC/
filed 2001-05-21
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 2001

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                              11-2781803
----------------------------                       -----------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                           Number)

 1350 Broadway, New York, NY                                           10018
--------------------------------------------                    ----------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2001:
                                   $ 4,090,633


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock              Outstanding at March 31, 2001
--------------------------------------------------------------------------------
   Class "A"                  56,970,206
   Class "B"                   1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                          Page
                                                                          Number



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

 Balance Sheet - March 31, 2001                                                3

 Consolidated Statements of Operations                                         4

 Consolidated Statements of Cash Flows                                         5

 Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial                   7-11
        Condition and Plan of Operations


PART II - OTHER INFORMATION                                                   11


SIGNATURE                                                                     11

UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2001

                                             ASSETS
CURRENT ASSETS:
 Cash                                                               $    16,167
 Accounts receivable, net of allowance for doubtful
     accounts of $107,600                                               242,349

 Related party receivables                                              532,824

 Loan to officer                                                        924,402
                                                                      ----------
 Total current assets                                                 1,715,742
                                                                      ----------

PROPERTY AND EQUIPMENT, net                                              11,228

OTHER ASSETS:
 Goodwill, net                                                          501,662

 Other                                                                  137,541
                                                                      ----------
Total other assets                                                      639,203
                                                                      ----------
TOTAL ASSETS                                                        $ 2,366,173
                                                                      ==========

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Accounts payable                                                   $   638,817

 Accrued expenses                                                     1,440,817

 Payroll taxes payable                                                  133,465

 Other                                                                   89,861

 Convertible debentures                                                 189,000
                                                                      ----------
 Total current liabilities                                            2,491,960

                                                                      ----------
LONG-TERM LIABILITIES                                                   975,540
                                                                      ----------

STOCKHOLDERS' DEFICIENCY:
 Common stock, $0.005 par value; authorized 147,000,000
       shares, 56,970,206 shares issued, and outstanding                284,851

 Class B common stock, $.005 part value; authorized 3,000,000
        shares 1,280,000 shares issued and outstanding                    6,400

 Additional paid-in capital                                          26,391,768

 Stock rights                                                           353,002

 Common stock in treasury, at cost, 40,000 shares                       (12,000)

 Accumulated deficit                                                (26,743,932)

 Deferred compensation related to stock issued for services          (1,381,416)
                                                                    ------------

        Total stockholders' deficiency                               (1,101,327)
                                                                    ------------
                                                                    $ 2,366,173
                                                                    ============
                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                CONSOLITED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      ------------------               -----------------
                                                      MARCH 31                         MARCH 31
                                                      --------                         --------


                                                          2001            2000             2001              2000
                                                          ----            ----             ----              ----

INCOME:
 Ticket sales                                      $   244,902     $   241,664      $  1,172,827      $  1,096,770
  Merchandise and service sales
                                                             -             212             1,305           102,803
                                                   -----------     -----------      ------------        -----------
TOTAL                                                  244,902         241,876         1,174,132         1,199,573

COST AND EXPENSES:
 Cost of goods sold                                   (198,700)       (248,512)         (851,801)         (895,276)
 Selling, general and administration                  (463,169)       (772,128)       (1,217,352)       (2,344,231)
 Depreciation and amortization                         (13,555)        (49,298)          (40,059)         (176,419)
                                                   -----------     -----------      ------------        -----------
TOTAL                                                 (675,424)     (1,069,938)       (2,109,212)       (3,415,926)


INCOME (LOSS) FROM OPERATIONS                         (430,522)       (828,062)        (935,080)       (2,216,353)
 Interest Expense                                       (1,844)         (3,423)         (10,194)           (7,713)
                                                    -----------     -----------      ------------      -----------

 Net income (loss) from continuing operations         (432,366)       (831,485)        (945,274)       (2,224,066)
 Loss from discontinued operations                           -        (349,699)        (398,994)         (906,891)
 Gain from disposal of discontinued operations       1,517,555               -        1,517,555                 -
                                                    -----------     -----------      ------------      -----------



NET INCOME (LOSS)                                  $ 1,085,189    $ (1,181,184)      $  173,287      $ (3,130,957)
                                                    ===========    ============      ============      =============

BASIC INCOME (LOSS) EARNING PER SHARE:

 Continuing operations                             $     (0.01)   $      (0.10)      $    (0.02)     $      (0.19)

 Loss from discontinued operations                           -           (0.04)           (0.01)            (0.08)

 Gain from discontinued operations                        0.03               -             0.04                 -
                                                    -----------     -----------      ------------      -----------
BASIC INCOME (LOSS) PER COMMON SHARE               $      0.02    $      (0.14)      $     0.00      $      (0.27)
                                                   ============     ===========      ===========       ===========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                           55,749,877       8,284,736       40,720,412        11,742,676
                                                   ============     ===========      ===========       ===========

               See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                                          2001            2000
                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income ( loss)                                                           $ 173,287          $ (2,224,066)

        Adjustment to reconcile net loss to net cash used by operating activities:
          Depreciation and Amortization                                                 27,638               176,419
          Common stock issued for compensation                                               -               431,852
          Common stock cancelled from compensation                                    (122,004)                    -
          Common stock issued in lieu of cash                                                -                18,000
          Gain on disposal of discontined operations                                (1,517,555)                    -

        Change in assets and liabilities:
          (Increase)/Decrease in accounts receivable                                    27,473               (71,337)
          (Increase)/Decrease in inventory                                                   -                23,916
          (Increase)Deacrease in loan to officers                                      (54,502)              (37,350)
          (Increase)/Decrease in other assets                                                -               (53,105)
          (Increase)/Decrease in notes receivable                                     (182,565)              (15,032)
          Increase/(Decrease) in accounts payable and
                   accrued expenses                                                    451,069               260,275
          Change in net assets & liabilities of discontinued operations               (270,080)             (840,963)
          Increase/Decrease in taxes payable                                             7,987                 4,429
          Increase/(Decrease) in other liabilities                                     165,498                59,099
                                                                                    -----------           -----------
          Total Adjustments                                                         (1,467,041)              (43,797)
                                                                                    -----------           -----------
          Net Cash Used In Operating Activities                                     (1,293,754)           (2,267,863)
                                                                                    -----------           -----------
CASH USED IN INVESTING ACTIVITIES
          Purchase of property and equipment                                                -                 (8,000)
                                                                                    -----------           -----------
                                                                                            -                 (8,000)
                                                                                    -----------           -----------
          NET CASH (USED IN) OPERATING ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES
          Sale of common stock                                                         475,000             1,240,000
          Repayments of notes and loans and payables                                   367,099                60,000
          Proceeds from issuance of convertible debt                                         -               625,000
          Proceeds from Stock Rights                                                     8,000               518,750
          Proceeds from loans                                                          439,000                     -
                                                                                    -----------           -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,289,099             2,443,750
                                                                                    -----------           -----------

NET INCREASE(DECREASE) IN CASH                                                          (4,655)              167,887

CASH-Beginning of period                                                                20,823                37,164
                                                                                    -----------           -----------

CASH-End of period                                                                  $   16,168           $   205,051
                                                                                    ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Cash paid for interest                                                    $   10,914           $     7,713
                                                                                    ===========           ===========

               See notes to consolidated financial statements

UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                          Notes To Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flow for the nine-months ended March 31, 2001 have been included.

The results of operations for the nine-months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year ended June 30, 2001.


2.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of approximately $945,000 for the nine months ended March 31, 2001. Additionally, the Company had working capital and total capital deficiencies of approximately $776,000 and $1,100,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       Sale of Skynet

In January 2001, the Company sold its 51% interest in Skyworld International Couriers, Inc. ("Skynet") for the following consideration: $200,000 cash payable by Skynet on February 27, 2001; $200,000 cash payable by Skynet in six monthly installments of $30,000 each and one installment of $20,000, commencing on March 29, 2001; a service credit from Skynet in the sum of $700,000, use of which is limited to $50,000 per month; Skynet's grant to the Company of a non-exclusive license to grant sublicenses in the use of the trademark and tradename "Skynet" in connection with international courier service for North America; agreement between Skynet and the Company under which Skynet will provide the Company with international courier service; and, the assumption of all of Skynet's liabilities by the purchasers.

                                     Item 2

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

Management continues to concentrate on the raising of new capital and focusing on new ventures, including the PBC Network and WorldPost.

The Company's principal subsidiaries and divisions include:
o        The Postal Business Center Network.com
o        Manhattan Concierge
o        WorldPost Network.com

                  Private Postal Network.com and WorldPost.com
                  ---------------------------------------------
On May 15, 1999, the name of the Association of Packagers and Carriers, APAC was changed to the Private Postal Network.com (PPN), with two divisions, Postal Business Center Network.com (PBC network.com) and an international shipping division, WorldPost Network.com. In future reports, the names of these new entities will be used to cover and describe the present functions and programs of these networks as well as future programs and functions of this electronic network of retail, mail, parcel, and business centers, which the Company believes are positioned to provide goods and services needed to support E-commerce, as well as the international shipping division, including support from WorldPost.

Marketplace
A true global economy has surfaced and grown over the past decade. With Internet, Catalog and Infomercial sales transcending all boundaries, an inexpensive and responsive final mile Domestic and International delivery network coupled with warehouse and shipping capabilities has been, the Company believes, inexpensively created by the Company.

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

Revenue Sources
Our initial revenues sources, the Company believes, will combine SkyNet Worldwide delivery and territory sales, along with our other subsidiaries. Based upon marketing and branding monies, PBC's strategic alliances today could include the following revenue sources:


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

Results of Operations - Three and Nine Months

Universal Express, Inc. (USXP), is an integrated business services conglomerate. Its principal subsidiaries and divisions include the Private Postal Network.com (with two divisions, Postal Business Center Network.com (PBC Network)and WorldPost. Network.com)and Manhattan Concierge.

Net loss from operations was $432,366 for the three months ended March 31, 2001 compared to a net loss of $828,062 for the three months ended March 31, 2000. Net loss from operations for the nine months ended March 31, 2001 was $945,274 compared to a net loss of $2,224,066 for the same period ended March 31,2000. A gain of $1,517,555 is recognized in this quarter for sale of a discontinued operation. Such operation carried a loss of $398,994 at March 31, 2001.

Ticket sales for Manhattan Concierge for the third quarter were $244,902 as compared with $241,664 for the same period of 2000.

Liquidity and Capital Resources - for the Three Months Ended March 31, 2001
---------------------------------------------------------------------------

The net proceeds from new loans to the Company were $100,000, all of which was used in its operating activities.

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



PART II -- OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

The Company is involved in a small number of three lawsuits with vendors or suppliers and claims for fees of certain professionals. The Company disputes of all these claims. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.


Item 2.           CHANGES IN SECURITIES -- NONE
                  ---------------------

Item 3.           DEFAULTS ON SENIOR SECURITIES -- NONE
                  -----------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  --------------------------------------------
                           HOLDERS  - NONE

Item 5.           OTHER INFORMATION - NONE
                  -------------------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                           None



SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     UNIVERSAL EXPRESS, INC.




                                                  /s/Richard A. Altomare
                                                     Richard A. Altomare,
                                                     President and Chairman
                                                     of the Board.


Dated:   May 18, 2001