Form 10KSB
period 2001-06-30
UNIVERSAL EXPRESS INC/
filed 2001-10-17
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 2000 TO JUNE 30, 2001

                         Commission file number 0-18094

                             UNIVERSAL EXPRESS, INC.

                      A Nevada Corporation ID.# 11-2781803

1230 Avenue of the Americas, Suite 771, Rockefeller Center, New York, N.Y. 10020

        Registrant's telephone number including area code (212) 239-2575

           Securities registered under Section 12(b) of the Act: None
                                                                 ----

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
                 --------
State issuer's revenues for the period $4,092,359.

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified within the past 60 days: As of September 30, 2001, $8,413,370 (based on 120,191,121) shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X__ No____


The registrant had 84,851,288 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 2001 and 1,280,000 shares of Class B Common Stock.

Total number of sequentially numbered pages in this document:  (19).

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

The Company is engaged primarily in the development of its Private Postal Network.com ("PPN") and a division of PPN is called the Postal Business Center Network ("PBC Network"). The PBC Network is an association of private postal stores with the goal of unifying and organizing independent and franchised postal stores nationwide. The Company is also active in acquiring businesses that complement and improve the financial strength of the PBC Network. This multi-faceted association of packaging centers nationwide is connected through the World Wide Web with its numerous joint venture partners.

In the international shipping arena, another division will operate under the name WorldPost(TM) Network.com and in the business of luggage delivery, nationally and internationally another division will operate under the name of Luggage Express(TM).

The web site for the company and its businesses is http://www.usxp.com. For Universal Express Executive Summary, please call 561-367-6177. To download a copy, go to http://www.usxp.com/usxpwebbrochure.pdf

                         The Business of the Corporation

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies centered around its private postal system.

Its three principal divisions include the Postal Business Center Network (PBC), WorldPost(TM) and Luggage Express(TM).

Its association of independent and franchise nationwide postal stores (PBC) continues to evolve into a sophisticated buying service and market penetration vehicle.

WorldPost(TM), its discounted international delivery service, will earn revenues from selling Skynet discounted envelopes and services to the postal stores, as well as selling territory businesses for entrepreneurs interested in selling these shipping services to independent businesses.

Luggage Express(TM) will enable consumers to have their baggage picked up at their home by a local PBC member store and delivered to the consumers' destination.

USXP continues to mature as an accepted participant within the shipping and postal store industry.

Although the Company sold Skynet, the Company believes it retained most of the benefits sought by the Company upon its acquisition of Skynet in 1999, in terms of the granting of licenses to the Company of the Skynet trademark for North America, sale of territory rights, shipping credits and low international shipping rates for its PBC member stores.

The Company believes that the value to the Company of the sale of its interest in Skynet is approximately $3,000,000 in cash, services and territory rights. In addition, the Company expects to market its Skynet/Worldpost territory business opportunity throughout North America. USXP has received $700,000 in shipping service credits to pass on to its postal store members of its trade association (pbcnetwork.com).

The agreement between Skynet and the Company provides for cash, services, territory sales and an international discounted shipping service to PBC Network's postal store and consumer customers.

In May, the Company sold its ticket business, Manhattan Concierge, for a value of approximately $450,000, consisting of cash, an assumption of liabilities and a long-term note. The Company retained the rights to sell Manhattan Concierge territories.

The Company's principal divisions:
o        The Postal Business Center Network.com
o        WorldPost(TM)
o        Luggage Express(TM)

                  Private Postal Network.com and WorldPost.com

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

Revenue Sources
Our initial revenues, the Company believes, will combine WorldPost(TM) delivery and territory sales along with our other subsidiaries. Based upon marketing and branding monies, PBC's strategic alliances today could include the following income sources:

International Shipping                      Customized Corrugated
Worldpost.com (SkyNet)                      Cactus Corrugated

Corrugated & Packaging                      ATM Machines
Packaging Technologies                      E-Trade

Lamination and Photo ID's                   Business and Office
                                            Supplies
D&K Laminex                                 PBCNBizSupplies.com

Customized Rubber Stamps                    Parcel Insurance
TheStampMaker.com                           Universal Parcel
                                            Insurance Co.

Equipment Leasing                           CreditCard Processing
Advantage Leasing                           Nova Information
                                            Systems

Promotional Items                           Check Processing
International Promotion Group               Echeck2000.com

Key Machines and Supplies                   Payroll and Tax
                                            Processing
LV Sales                                    PayChex

Discounted Phone Cards                      Video Conferencing
Saratoga Telecom                            Talk Visual


Air Miles Incentive                         Travel and
Program                                     Entertainment
American Airlines                           Reslinx

Moving Supplies                             Shredder Cushioning
                                            Systems
All Boxes Direct                            Pac-Mate

Car Rental
Hertz Rent-A-Car


                                   Competition

The company believes that the maturation of the PBC Network will strengthen the profitable atmosphere of this cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independent stores from properly promoting their services. The ability of the PBC Network to create a nationally accepted private postal industry that the American public will embrace and trust should recreate a viable industry. The Company feels it can convince through financial discounts the independent and nationwide franchisors that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership and private postal system.

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


                          Trade Marks and Service Marks

The Company is the owner of trademarks and service marks for the names Universal Express(R), PBC(TM), WorldPost(TM), Luggage Express(TM) and Buyer WeCare(TM).

                                    Employees

As of June 30, 2001, the Company employed 10 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its PBC Network and WorldPost(TM) expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 2001 and beyond. The Company's Stock Option Plan provides for the issuance of up to 1.25 million shares of the Company's common stock.

                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

USXP's present corporate headquarters is located at 1230 Avenue of the Americas, New York, New York, with administrative offices at 5295 Town Center Road, Boca Raton, Florida. The PBC Network has an office in Centereach, New York.

                                     ITEM 3

                                LEGAL PROCEEDINGS

The Company was awarded a $389 million dollar damage verdict on July 25, 2001 by a jury in Dade County, Florida, upon which judgment was entered, against Select Capital, Ronald G. Williams and Walter Kolker. We believe that the judgment, which is non-appealable, is substantially collectible.

The Company is involved in several lawsuits with vendors and suppliers and claims for fees of certain professionals. These claims are all disputed by the Company. The Company believes that disposition of these matters will not have a material adverse effect on the Company's financial position.

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

                                                   Bid
           Quarter Ended          Low                           High

              9/30/00            $0.08                          $0.31
              12/31/00           $0.035                         $0.095
              3/31/01            $0.025                         $0.19
              6/30/01            $0.014                         $0.09

As of June 30, 2001, there were over 6,500 holders of record of the Company's Common Stock.

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

Management views this year as a period of growth based upon its decision to concentrate on core business development through the PBC Network, WorldPost(TM) and Luggage Express(TM).

The sale of Skynet and Manhattan Concierge, have permitted the Company to shed a considerable amount of liabilities, in order to concentrate on its core businesses and to seek synergistic acquisitions, while retaining the benefits of territory sales for Skynet and Manhattan Concierge.

Liquidity and Capital Resources

During the twelve-month period ended June 30, 2001, the Company's cash position increased from $20,823 to $39,316. The Company's financing activities provided $927,316 while $908,823 was used in its operating and investing activities.

The Company's working capital deficiency for fiscal 2001 was $3,371,000 compared with $5,745,000 for fiscal 2000.

The Company's net loss for fiscal 2001 was $2,960,000 compared with $5,760,000 in fiscal 2000. This decrease in losses results primarily from the sales of Skynet and Manhattan Concierge and the discontinuance of their losses from the Company's financial statements.

Until the PBC Network and WorldPost(TM) are fully operational, the Company will continue to rely on equity and debt raises to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

Management is presently exploring methods to increase available credit lines as well as methods to increase working capital through both traditional and non-traditional debt services.

Since the Company strongly believes that convertible debentures and stock rights added to the short selling stock pressures that USXP has been subjected to in the past few years and, further, the Company believes that the short position equals or exceeds the total shares of stock issued, the Company decided to pay off all of its convertible debentures and stock rights and to promote the corporate identity at this time as well as to accumulate the necessary cash to financially support its acquisition program for the development of Luggage Express(TM) and WorldPost(TM).

The Company issued an additional 60,091,010 shares during the recent quarter to repay debt and other corporate matters, including shares for consultants.

The Company has subsequently cancelled 5,500,000 of the consultant shares and has begun negotiations to re-purchase over 18,000,000 of these same shares with new capital that the Company is presently negotiating. On August 22, 2001, the Company authorized an additional 100,000,000 shares of common stock.

                                     ITEM 7

                              FINANCIAL STATEMENTS

The Company's audited financial statements for the Current Period are found on the next succeeding pages of this Report on Form 10-KSB.

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




                                                                           Page

INDEPENDENT AUDITORS' REPORT.........................................        F-1
CONSOLIDATED BALANCE SHEET ..........................................        F-2
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)...........................................       F-3
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY....................       F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS.................................       F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................       F-6

INDEPENDENT AUDITORS' REPORT



To the Stockholders and
Board of Directors of
Universal Express, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Universal Express, Inc. and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Express, Inc. and Subsidiaries as of June 30, 2001 and the consolidated results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company incurred losses of approximately $3,479,000 and $2,894,000 from continuing operations for the years ended June 30, 2001 and 2000, respectively, and had a working capital and stockholders' deficiency of approximately $3,371,000 and $1,800,000, respectively, at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Feldman Sherb & Co., P.C.
                                                   -----------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants
New York, New York
October 11, 2001

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                       $             39,316
     Other receivables                                                                       118,400
                                                                                  -------------------
           Total current assets                                                              157,716
                                                                                  -------------------

PROPERTY AND EQUIPMENT, net                                                                   77,742
                                                                                  -------------------

OTHER ASSETS:

     Loan to officer                                                                         887,064
     Related party receivables                                                               591,424
     Other assets                                                                             41,070
                                                                                  -------------------
           Total other assets                                                              1,519,558
                                                                                  -------------------
                                                                                $          1,755,016
                                                                                  ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                                           $            579,232
     Accrued expenses                                                                      1,446,616
     Payroll taxes payable                                                                   157,986
     Other                                                                                    24,810
     Notes payable                                                                         1,130,757
     Convertible debentures                                                                  189,000
                                                                                 -------------------
           Total current liabilities                                                       3,528,401
                                                                                 -------------------

OTHER LONG-TERM LIABILITIES                                                                   26,141
                                                                                 -------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Common stock, $.005 par value; authorized 147,000,000
        shares, 84,851,289  shares issued, 84,811,289 outstanding                            424,257
     Class B common stock, $.005 par value; authorized 3,000,000
        shares, 1,280,000 shares issued and outstanding                                        6,400
     Additional paid-in capital                                                           27,574,250
     Accumulated deficit                                                                 (29,876,745)
     Unrealized loss on marketable securities                                                (93,000)
     Stock rights                                                                            980,227
     Common stock in treasury, at cost, 40,000 shares                                        (12,000)
     Deferred costs related to stock issued for services                                    (802,915)
                                                                                 -------------------
           Total stockholders' deficiency                                                 (1,799,526)
                                                                                 -------------------
                                                                                $          1,755,016
                                                                                 ===================

                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                                                 Years Ended June 30,
                                                                                      ------------------------------------------
                                                                                             2001                   2000
                                                                                      -------------------    -------------------

INCOME:
    Merchandise and service sales                                                  $                  -   $             100,696
     Other                                                                                         1,780                  2,106
                                                                                      -------------------    -------------------
                                                                                                   1,780                102,802
                                                                                      -------------------    -------------------

COSTS AND EXPENSES:
     Cost of goods sold                                                                                -                 36,674
     Selling, general and administrative                                                       3,177,822              2,812,609
     Depreciation and amortization                                                                 1,235                 11,008
                                                                                      -------------------    -------------------
                                                                                               3,179,057              2,860,291
                                                                                      -------------------    -------------------

LOSS FROM OPERATIONS                                                                          (3,177,277)            (2,757,489)
     Interest Expense                                                                            301,442                136,399
                                                                                      -------------------    -------------------


LOSS FROM CONTINUING OPERATIONS                                                               (3,478,719)            (2,893,888)
                                                                                      -------------------    -------------------
DISCONTINUED OPERATIONS:
     Loss from discontinued operaions                                                           (733,798)            (2,868,125)
     Net gain from disposal of discontinued operations,
         net of income taxes                                                                   1,252,992                      -
                                                                                      -------------------    -------------------
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                 519,194             (2,868,125)
                                                                                      -------------------    -------------------
NET LOSS                                                                            $         (2,959,525)  $         (5,762,013)
                                                                                      ===================    ===================
BASIC INCOME (LOSS) PER SHARE
     Continuing operations                                                          $              (0.07)  $              (0.24)
     Loss from discontinued operations                                                             (0.02)                 (0.23)
     Gain from disposal of discontinued operations                                                  0.03                      -
                                                                                      -------------------    -------------------
BASIC LOSS PER COMMON SHARE                                                         $              (0.06)  $              (0.47)
                                                                                      ===================    ===================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                    47,488,651             12,189,111
                                                                                      ===================    ===================
NET LOSS                                                                            $         (2,959,525)  $         (5,762,013)

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized loss on marketable securities                                                    (93,000)                     -
                                                                                      -------------------    -------------------
COMPREHENSIVE INCOME (LOSS)                                                         $         (3,052,525)  $         (5,762,013)
                                                                                      ===================    ===================



                 See notes to consolidated financial statements.

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                           Common Stock            Class B Stock        Paid-in              Stock
                                                    ---------------------------- ----------------------
                                                       # of Shares     Amount    # of Shares     Amount  Capital             Rights
                                                    ---------------  ----------- ------------  -------- -------------  -------------


BALANCE - JULY 1, 1999                                  7,207,923   $  36,039     1,280,000   $  6,400  $ 20,377,905  $   1,770,002

     Sale of common stock                               9,977,152      49,887             -          -     2,935,782       (975,000)

     Common shares issued for deferred services           625,000       3,125             -          -       234,625              -

     Amortization of deferred services                          -           -             -          -             -              -

     Common shares issued for services                    608,001       3,040             -          -       223,261              -

     Common shares issued for interest and penalties      295,480       1,477             -          -        77,817              -

     Common shares issued for conversion of notes         105,883         529             -          -        17,471              -

     Common shares purchased from investor                      -           -             -          -             -              -

     Cumulative translation adjustment                          -           -             -          -             -              -

     Net loss                                                   -           -             -          -             -              -

                                                   ----------------  ----------- -----------   -------- ------------     -----------
BALANCE - JUNE 30, 2000                                18,819,439      94,097     1,280,000      6,400    23,866,861        795,002
                                                   ----------------  ----------- -----------   -------- ------------     -----------

     Sale of common stock                              10,656,203      53,281             -          -       616,494       (174,775)

     Common shares issued for deferred services        24,708,300     123,542             -          -       967,873              -

     Amortization of deferred services                          -           -             -          -             -              -

     Common shares issued for services                  2,169,782      10,849             -          -       484,550              -

     Common shares issued for conversion of
         debentures and interest                        7,500,000      37,500             -          -       805,860              -

     Common shares issued for dividend                    997,565       4,988             -          -        (4,988)             -

     Common shares issued for accrued officers salary  17,000,000      85,000             -          -       732,600              -

     Common shares issued for investment                3,000,000      15,000             -          -       105,000              -

     Cash receive for stock rights                              -           -             -          -             -        360,000

     Unrealized loss on marketable securities                   -           -             -          -             -              -

     Cumulative translation ajustment                           -           -             -          -             -              -

     Net loss                                                   -           -             -          -             -              -

                                                   ---------------- ------------ -------------  ---------- ----------     ----------
BALANCE - JUNE 30, 2001                                84,851,289    $424,257     1,280,000 $     6,400   $27,574,250    $  980,227
                                                   ================ ============ =============  ========== ==========     ==========

                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  (continued)

                                                                                     Unrealized
                                                     Treasury Stock                  Loss on    Cummulative
                                                  ------------------   Accumulated   Marketable Translation  Deferred
                                                   # of Shares Amount  Deficit       Securities Ajustment    Services     Totals
                                                   ----------- ------  ------------  ---------- -----------  ---------  ------------

BALANCE - JULY 1, 1999                                     - $    -   $(21,155,207) $    -         -       $(1,319,516)$   (284,377)

     Sale of common stock                                         -            -         -         -                  -   2,010,669

     Common shares issued for deferred services            -      -            -         -         -           (237,750)        -

     Amortization of deferred services                     -      -            -         -         -            469,579     469,579

     Common shares issued for services                            -            -         -         -                  -     226,301

     Common shares issued for interest and penalties       -      -            -         -         -                  -      79,294

     Common shares issued for conversion of notes          -      -            -         -         -                  -      18,000

     Common shares purchased from investor            40,000  (12,000)         -         -         -                  -     (12,000)

     Cumulative translation adjustment                     -      -            -         -     182,883                -     182,883

     Net loss                                              -      -     (5,762,013)      -         -                  -  (5,762,013)

                                                     ------- --------- ------------   -------- --------   -------------- -----------
BALANCE - JUNE 30, 2000                               40,000  (12,000) (26,917,220)      -     182,883       (1,087,687) (3,071,664)
                                                     ------- --------- ------------   -------- --------   -------------- -----------

     Sale of common stock                                         -            -         -         -                  -     495,000

     Common shares issued for deferred services            -      -            -         -         -         (1,091,415)          -

     Amortization of deferred services                     -      -            -         -         -          1,376,187   1,376,187

     Common shares issued for services                            -            -         -         -                  -     495,399

     Common shares issued for conversion of
         debentures and interest                           -      -            -         -         -                  -     843,360

     Common shares issued for dividend                     -      -            -         -         -                  -           -

     Common shares issued for accrued officers salary      -      -            -         -         -                  -     817,600

     Common shares issued for investment                   -      -            -         -         -                  -     120,000

     Cash receive for stock rights                         -      -            -         -         -                  -     360,000

     Unrealized loss on marketable securities              -      -            -     (93,000)      -                  -     (93,000)

     Cumulative translation ajustment                      -      -            -         -    (182,883)               -    (182,883)

     Net loss                                              -      -     (2,959,525)      -         -                  -  (2,959,525)

                                                     ------- --------  ------------- -------- --------   --------------- -----------
BALANCE - JUNE 30, 2001                               40,000 $(12,000)$(29,876,745)$ (93,000) $    -     $     (802,915)$(1,799,526)
                                                     ======= ========  ============= ======== ========   =============== ===========

                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            June 30,
                                                                                               -----------------------------------
                                                                                                    2001               2000
                                                                                               ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 $      (2,959,525) $      (5,762,013)
                                                                                                ----------------   ----------------
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                                    1,235            124,555
         Common shares issued for services                                                            1,871,586            775,174
         Write down of net fixed assets                                                                       -             75,054
         Gain from disposal of discontinued operations                                               (1,252,992)                 -
     Changes in assets and liabilities:
         Accounts receivable                                                                             69,822             23,162
         Inventory                                                                                            -            100,162
         Other receivables                                                                             (118,400)                 -
         Other assets                                                                                     3,471             81,459
         Accounts payable an accrued expenses                                                           655,075            493,781
         Payroll taxes payable                                                                           32,508              9,564
         Other liabilities                                                                              (73,412)            (6,388)
         Change in net asssets of discontinued operations                                             1,165,138            994,494
                                                                                                ----------------   ----------------
              Total adjustments                                                                       2,354,031          2,671,017
                                                                                                ----------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                                  (605,494)        (3,090,996)
                                                                                                ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan to officer                                                                                    (17,164)           (86,455)
     Related party receivables                                                                         (241,165)           210,241
     Acquisition of property and equipment                                                              (45,000)           (66,404)
                                                                                                ----------------   ----------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                    (303,329)            57,382
                                                                                                ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                               495,000          2,010,669
     Proceeds from issuance of convertible debt                                                               -            810,000
     Proceeds from notes and loans payable                                                                    -                  -
     Net proceeds of notes payable                                                                       72,316            208,604
     Proceeds from stock rights                                                                         360,000                  -
     Purchase of treasury stock                                                                               -            (12,000)
                                                                                                ----------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               927,316          3,017,273
                                                                                                ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                                          18,493            (16,341)

CASH - BEGINNING OF YEAR                                                                                 20,823             37,164
                                                                                                ----------------   ----------------

CASH - END OF YEAR                                                                            $          39,316  $          20,823
                                                                                                ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for interest                                                   $           8,350  $          26,163
                                                                                                ================   ================

     Non cash investing and financing activities:
     See note 12 for the issuance of common shares for dividends, stock rights, services and conversion of debentures and accrued interest and unrealized holding loss on marketable securities.

                 See notes to consolidated financial statements.

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

1.        DESCRIPTION OF THE BUSINESS

          Universal Express, Inc. ("USXP" or "the Company") was incorporated in the state of Nevada on April 6, 1983 and is an integrated business to business service company centered around the private postal and international shipping industries. Its principal subsidiary is Private Postal Center Network.com and its two divisions Postal Business Center Network.com ("PBC Network") and an international shipping division, WorldPost Network.com. The PBC Network is an association with the goal of unifying and organizing independent and franchised postal stores nationwide. In addition, USXP owns several other subsidiaries with little or no activity an seeks new acquisitions which will complement the PBC Network.

          On January 2, 2001, USXP sold its 51% interest in SkyWorld International Couriers, Inc. ("SkyNet") in exchange for $400,000, $200,000 of which was paid at closing and the balance to be paid over seven months, a non-exclusive license to sublicense the SkyNet name in connection with an international courier service in the United States, and delivery service credits of $700,000 provided that USXP shall not use no more then $50,000 in credits in any one month, unless authorized by SkyNet . No delivery credits have been used to date.

          On May 11, 2001 USXP sold all of the assets of its subsidiary Downtown Theater Ticket Agency, Inc. ("DTTA") for $50,000 and a promissory note of approximately $392,000 payable over approximately 33 years.

          Hereinafter, all of the aforementioned companies are collectively referred to as the "Company".

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses from continuing operations of approximately $3,479,000 and $2,894,000 for the years ended June 30, 2001 and 2000, respectively, and had a working capital and stockholders' deficiency of approximately $3,371,000 and $1,800,000, respectively, at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and is continually evaluating the Company's operations, however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          f. Deferred service costs - Deferred service costs are recorded in connection with common stock issued to advisors for future services and is amortized over the period of agreement., ranging from one to two years.

          g. Basic net loss per common share - Net loss per common share is calculated utilizing the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation where the effect is dilutive.

          h. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          i. Income taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax assets will not be realized.

          j. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

               k. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2001, the Company believes that there has been no impairment of its long-lived assets.

               l. Concentration of credit risk - The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

               m. Marketable securities - Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in unrealized loss on marketable securities, which is a component of comprehensive income (loss) in stockholders' deficiency.

               n. Segment disclosure - The Company uses the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. For the year ended June 30, 2001 all segments other then merchandise and service sales have been reclassified to discontinued operations.

          o. Comprehensive income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income
          (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions.

3.   LOAN TO OFFICER

     In accordance with the employment contract of the Company's Chief Executive Officer, such officer is entitled to secure loans from the Company in an amount not to exceed $950,000. The board agreed to forgive 10% per year (2.5% quarterly) of the outstanding balance of the Company loans to such officer, commencing January 2, 2001. These loans bear interest at the applicable federal rate, which approximated 6.00% during the year ended June 30, 2001. As of June 30, 2001 the amount owed under such loan is $887,064. In addition, the Company has accrued unpaid salary to such officer aggregating $993,000 at June 30, 2001.


4.   RELATED PARTY RECEIVABLES

     As of June 30, 2001 , the Company has advanced $591,424 to the spouse of the Chief Executive Officer, who is also an employee of the Company. The repayment terms of such advances have not yet been determined.

5.   OTHER RECEIVABLES

     On January 2, 2001, the Company sold its 51% interest in SkyWorld International Couriers, Inc. ("SkyNet") partly in exchange for a $200,000 receivable. As of June 30, 2001 $110,000 of this receivable remains unpaid.

     On May 11, 2001 the Company sold all of the assets of its DTTA subsidiary partly in exchange for a promissory note of approximately $392,000 payable over approximately 33 years. The present value of this note using a 9% discount rate is $119,402. Due to the uncertainty of collectability and the non-recourse nature of this long-term note the Company has recorded a reserve of $111,002, resulting in an unreserved other receivable of $8,400, representing approximately 1 year of payments.


6.   PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2001 consists of the following:

            Leasehold improvements                          $            15,811
            Office equipment                                              5,512
            Furniture and fixtures                                       45,000
            Software                                                     14,925
                                                               -----------------
                                                                         81,248
            Less accumulated depreciation and amortization               (3,506)
                                                               -----------------
                                                            $            77,742
                                                               =================
7.   DISCONTINUED OPERATIONS

     The following are the components of the loss from discontinued operations for the year ended June 30, :

                                                 2001                 2000
                                         -----------------    ------------------
         Entertainment - DTTA                $   (334,804)        $    (235,441)
         Shipping - "Skynet" subsidiary          (398,994)           (2,632,684)
                                         -----------------    ------------------
                                             $   (733,798)         $ (2,868,125)
                                         =================    ==================

     The following are the components of revenue from discontinued operations for the year ended June 30, :

                                              2001                      2000
                                         -------------             -------------
         Entertainment - DTTA            $   1,234,282              $ 1,751,216
         Shipping - " Skynet" subsidiary     2,856,297                4,027,949
                                         -------------             ------------
                                         $   4,090,579              $ 5,779,165
                                         -------------              -----------

          For the year ended June 30, 2001 the Company incurred a gain (loss) from the disposal of their discontinued operations of Skynet and DTTA of $1,684,587 and $(431,595), respectively.

          At June 30, 2001 the remaining net liabilities, excluding intercompany accounts eliminated in consolidation, of the discontinued operations is $139,424.

8.    NOTES PAYABLE

Notes payable at June 30, 2001 consist of the following:

Note payable, bearing interest at rate of 10% per annum, due upon demand.                $              250,000

Bank line of credit,  renewable  monthly,  bearing interest at 2% above the prime                       130,000
rate per annum,  due February 15, 2000,  the Company is in negotiation to arrange a payment plan to cure default.

Note payable, due upon demand, bearing interest at 6% per annum.                                        151,000

Note payable, due upon demand, at a rate of interest of 10% per annum.                                   35,000

Loan payable, due upon demand, bearing interest at the rate of 10% per annum.                            25,941

Notes payable,  individuals,  due upon demand,  bearing interest at a rate of 18%                       127,000
per annum.

Bank loan, currently in default.                                                                         16,183

Bank line of credit, renewable monthly, bearing interest at 9.5% per annum.                              68,633

Note payable, due upon demand, at a rate of interest of 10% per annum.                                   27,000

Convertible  Promissory Note, bearing interest at rate of 18% per annum, due upon                       300,000
demand and  convertible by the holder into common stock equal to fifty percent of the  average  closing  bid price for the common  stock for the five days prior to the date of notice of conversion.
                                                                                             -------------------
                                                                                         $            1,130,757
                                                                                             ===================

9.   CONVERTIBLE DEBENTURES

     The Company issued $189,000 of convertible debentures in 1997. Such debentures are still outstanding and bear interest ranging from 10% to 12% per annum.


10.  COMMITMENTS AND CONTINGENCIES


     a. The Company operates its facilities under operating lease agreements with unrelated parties. The base rent aggregates approximately $3,305 per month. The related leases expire in February 2002 and March 2006.

          Lease payment, by year, and in aggregate at June 30, 2001 are as follows:

             Year ended June 30,
              2002                              $               45,256
              2003                                              39,656
              2004                                              39,656
              2005                                              39,656
              2006                                              29,742
                                                      -----------------
                                                $              193,966
                                                      =================


     b. The employment agreement with the Company's Chief Executive Officer provides for an annual base salary of $300,000 per annum through 2004. As of June 30, 2001 the Company has accrued $993,000 of salary due to such officer.

     c. The Company is involved in various lawsuits and claims in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

11.  INCOME TAXES

     At June 30, 2001 the Company had approximately $28,600,000 of net operating loss carry forwards expiring beginning in 2008 through 2019. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitation.

     Deferred tax debits in the amount of approximately $11,655,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

     Significant components of the deferred tax assets as of June 30, 2001 and 2000 are as follows:

                                             2001                   2000
                                       ------------------     ------------------
     Net operating loss carryforward   $      28,600,000     $       25,000,000
                                        ------------------    ------------------
     Total gross deferred assets              11,655,000             10,188,000
     Less: valuation allowance               (11,655,000)           (10,188,000)
                                        ------------------    ------------------
     Net deferred tax assets           $          -          $           -
                                        ==================    ==================

     The increase in the valuation allowance of $1,467,000 during the year ended 2001 was due to the additional allowance provided for the 2001 net operating loss.

     The provision for income taxes differ from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

                                                      Years ended June 30,
                                                --------------------------------
                                                   2001                 2000
                                                ---------------    -------------
         Benefit computed at the statutory rate $  955,238        $   1,959,000

         Losses for which no benefit recognized   (955,238)          (1,959,000)
                                                ---------------    -------------
         Benefit recorded                       $       -         $      -
                                                ===============    =============


12.  STOCKHOLDERS' DEFICIENCY

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

     During the year ended June 30, 2001, the Company issued 66,031,850 shares of common stock. Of such shares issued, 2,169,782 shares were issued in exchange for advisory services rendered, 7,500,000 shares were issued in conversion of debentures and accrued interest, 6,160,714 shares were issued to investors for cash, 4,495,489 shares were issued to investors for cash rights, and 17,000,000 shares were issued to the Company's Chief Executive Officer, the value of which is applied against accrued salary payable to such officer.

     On August 15, 2000, 997,565 shares were issued in the form of stock dividends to stockholders of record on the close of business July 20, 2000.

     During the year ended June 30, 2001, advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 24,708,300 common shares. The common shares were valued at their approximate fair market value on the dates of issuance and being amortized over the respective periods. In addition, during the year ended June 30, 2001 the Company charged to expense approximately $1,075,000 of deferred advisory costs for which services have been permanently terminated.

     During the year ended June 30, 2001, the Company exchanged 3,000,000 shares of common stock for an interest in a public Company. The investment was originally recorded at a fair value of $120,000. During the year ended June 30, 2001, the Company recorded a $93,000 unrealized loss on this investment as a component of comprehensive income (loss) in stockholders' deficiency.

13.  TREASURY STOCK

     The Company bought 40,000 shares from one investor for $12,000. Treasury stock is recorded at cost. The Company has a verbal agreement with such investor to repurchase an additional 200,000 shares at $.60 per share under certain circumstances.


14.  STOCK RIGHTS

     Stock rights represent amounts received from investors for their future rights to purchase shares of stock of the Company at a discount of 20 to 30% of the market value of the stock at the date of exercise subject to the Company's right of redemption at a premium not to exceed 20% of the face amount of the right.


15.  STOCK OPTION PLAN

     The Company's "1994 Stock Option Plan" provides for the issuance of up to 104,167 shares of common stock. The purchase price per share of common stock under each option shall not be less than the fair market value of the common stock on the date such option is granted. No options have been granted under the plan as of June 30, 2001.

16.  SUBSEQUENT EVENTS

     On August 20, 2001 the Company announced a 8% stock dividend payable to stockholders of record on the close of business, September 21, 2001.

     On July, 26, 2001 the Company was awarded a $389 million judgment by a court jury in Dade County, Florida against former investment bankers of the Company. The Company is pursuing collection, however, no assets have been recorded in relation to this judgment.

     During the period July 1, 2001 through October 11, 2001 the Company issued 60,091,010 shares of common stock. Of such shares 32,230,760 were issued in exchange for future advisory and consulting services, 2,491,000 shares were issued to investors for approximately $203,650, 8,578,571 shares were issued in satisfaction of $701,000 of outstanding debt plus approximately $65,000 of accrued interest and 16,790,679 shares were issued to investors for stock rights of $425,225 plus accrued interest of $150,000.

     Additionally, the Company has received approximately $990,000 of stock rights for which no shares have been issued to date. On August 22, 2001 the Company authorized an additional 100,000,000 shares of common stock.

     On October 10, 2001 the Company signed an agreement to acquire 75% of a privately held specialty logistics service provider for cash and stock.

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


NAME                              AGE                               POSITION
----                              ---                               --------

 Richard A. Altomare              53                           Chairman and CEO

Richard A.  Altomare.
Mr. Altomare,  is the Chairman and Chief Executive  Officer of Universal Express
(USXP). Universal, with its wholly owned subsidiary the PBC Network is a leader of the $7 billion private postal industry. Its division, WorldPost(TM)is engaged in international shipping. Prior to Universal Express, Mr. Altomare was an investment banker specializing in real estate, bankruptcy reorganizations and equipment transactions. Mr. Altomare also owned and operated professional sports teams. He served in the U.S. Marine Corps. and U.S. Army specializing in communications and intelligence. Mr. Altomare attended Adelphi and Hofstra University and has been a political candidate for U.S. Congress and served on numerous corporate Boards.

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

                           SUMMARY COMPENSATION TABLE


                                                                                Long-Term    Annual Compensation



Compensation Awards
-------------------

            (a)                     (b)             (c)               (d)                    (e)                    (f)

 NAME & PRINCIPAL POSITION       FISCALYEAR    ANNUAL SALARY     ANNUAL BONUS    OTHER ANNUAL COMPENSATION      # of OPTIONS
 -------------------------       ----------    -------------     ------------    -------------------------      ------------


Richard A. Altomare                    1997        100,000               $0                     $0                      0
Chairman & CEO                         1998        300,000               $0                     $0                      0
 (1)                                   1999        300,000               $0                     $0                      0
                                       2000        300,000               $0                     $0                      0
                                       2001        300,000               $0                     $0                      0




Mr. Altomare received no cash compensation from the Company during the Company's Reorganization and since then, though his employment agreement currently entitles him to an annual base salary of at least $300,000.

It should be further noted that in addition to monies invested in this Company, Mr. Altomare has absorbed a 2.0 million-dollar loan personally instead of having the Company at its early stage be saddled with that liability.

                         OPTION GRANTS IN CURRENT PERIOD


                                Individual Grants

-----------------------------------------------------------------------------------------------------------------------
            (a)                     (b)                    (c)                       (d)                   (e)

                                                 % of Total Options Granted
                              Options Granted     to Employees in Current
            Name                                         Period                Exercise Price        Expiration Date
----------------------------- ---------------- ---------------------------- ---------------------- --------------------

    Richard A. Altomare
      Chairman. & CEO                0                     0                          0                      0




                        AGGREGATED OPTION EXERCISES IN CURRENT PERIOD AND FY-END OPTION VALUES
                        ----------------------------------------------------------------------


----------------------------- ---------------- ---------------------------- ---------------------- --------------------
            (a)                     (b)                    (c)                       (d)                   (e)

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



                                 Shares
                                acquired on                                      Exercisable/          Exercisable/
            Name               Exercise (#)        Value Realized ($)           Unexercisable         Unexercisable
----------------------------- ---------------- ---------------------------- ---------------------- --------------------

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

In addition, the board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $887,064 as of June 30, 2001.

                                     ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 2001 more than five percent of the Class A Common Stock of the Company. This information is based on 84,851,288 shares of Class A Common Stock issued and outstanding as of June 30, 2001. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

 NAME AND ADDRESS OF BENEFICIAL OWNER        AMOUNT AND NATURE OF BENEFICIAL                 % OF
                                                        OWNERSHIP                        COMMON STOCK
---------------------------------------- ---------------------------------------- ---------------------------
Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486                                18,290,173 shares                       21.6%

B.  SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 2001. This information is based on 84,851,288 shares of Class A Common Stock issued and outstanding as of June 30, 2001. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF BENEFICIAL OWNER   AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP             % OF
                                                           -
                                                                                         COMMON STOCK
-------------------------------------- ------------------------------------------ ---------------------------
Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486                               18,290,173 shares                        21.6%

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

(B)      Reports on Form 8-K  -
         -------------------

     Current report filed on Form 8-K dated January 31, 2001.

     Current report filed on Form 8-K dated June 21, 2001.



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                                     UNIVERSAL EXPRESS, INC.


Date:  October 15, 2001                           /s/ Richard A. Altomare
                                                  ------------------------------
                                                  Richard A. Altomare, President
                                                  and Chairman of the Board