Form 10QSB/A
period 2000-12-31
UNIVERSAL EXPRESS INC/
filed 2001-10-26
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                   Amendment 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED December 31, 2000

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                            11-2781803
----------------------------      -------------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)       Number)

1230 Avenue of the Americas, Suite 771
Rockefeller Center,
New York, N.Y.                                                   10020
--------------------------------------------                  -----------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2000: $ 1,510,517


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock              Outstanding at December 31, 2000
--------------------------------------------------------------------------------
Class "A"                                                           54,245,206
Class "B"                                                            1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                          Page
                                                                          Number



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                                 2

 Consolidated Balance Sheet                                                   3

 Consolidated Statements of Operations                                        4

 Consolidated Statements of Cash Flows                                        5

 Notes to Consolidated Financial Statements                                   6

Item 2.  Management's Discussion and Analysis                                 8
                  Of Financial Condition or Plan of
                  Operation

PART II - OTHER INFORMATION                                                  12

SIGNATURE                                                                    13

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2000


                                     ASSETS
CURRENT ASSETS:
      Cash                                                            $   2,609
      Accounts receivable, net of allowance for doubtful
          accounts of $107,600                                           62,531
                                                                      ---------
      Total current assets                                               65,140
                                                                      ---------

PROPERTY AND EQUIPMENT, net                                              13,116
                                                                      ---------

OTHER ASSETS:
      Goodwill, net                                                     513,329
      Related party receivables                                         521,141
      Loan to officer                                                   929,572
      Other                                                             137,541
                                                                      ---------
      Total other assets                                              2,101,583
                                                                      ---------
TOTAL ASSETS                                                        $ 2,179,839
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Accounts payable                                              $   605,801
      Accrued expenses                                                1,464,107
      Net liabilities from discontinued operations                    1,117,555
      Payroll taxes payable                                             126,063
      Notes payable                                                     946,481
      Other                                                              96,237
      Convertible debentures                                            189,000
                                                                      ---------
            Total current liabilities                                 4,545,244
                                                                      ---------

STOCKHOLDERS' DEFICIENCY:
      Common stock, $0.005 par value; authorized 147,000,000
            shares, 54,245,206 shares issued, and outstanding           271,226
      Class B common stock, $.005 part value; authorized
            3,000,000 shares 1,280,000 shares issued and outstanding      6,400
      Additional paid-in capital                                     26,199,918
      Stock rights                                                      670,227
      Treasury stock, at cost, 40,000 shares                            (12,000)
      Accumulated deficit                                           (28,426,010)
      Deferred compensation related to stock issued for services     (1,075,166)
                                                                     -----------
             Total stockholders' deficiency                          (2,365,405)
                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 2,179,839
                                                                     ===========

                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      ------------------              ----------------
                                                                         DECEMBER 31,                   DECEMBER 31,
                                                                     --------------------           ---------------------
                                                                     2000            1999           2000            1999
                                                                     ----            ----           ----            ----

INCOME:
    Ticket sales                                                 $ 551,105      $ 573,930       $ 927,925       $ 855,106
    Delivery services                                                  780              -           1,305         102,591
                                                                   --------       --------        --------        -------
TOTAL                                                              551,885        573,930         929,230         957,697
                                                                   --------       --------        --------        -------

COST AND EXPENSES:
    Cost of goods sold                                             393,934        318,518         653,101         646,764
    Selling, general and administrative                            313,268        701,077       1,200,124       1,540,771
    Depreciation and amortization                                   13,252        100,935          26,504         158,453
                                                                   --------     ---------       ---------       ---------
TOTAL                                                              720,454      1,120,530       1,879,729       2,345,988
                                                                   --------     ----------      ----------      ---------

LOSS FROM OPERATIONS                                              (168,569)      (546,600)       (950,499)     (1,388,291)
INTEREST EXPENSE                                                  (155,947)        (1,110)       (159,297)         (4,290)
                                                                  ---------     ----------      ----------      ----------

    Loss from continuing operations                               (324,516)      (547,710)     (1,109,796)     (1,392,581)
    Loss from discontinued operations                             (299,414)      (329,433)       (398,994)       (557,192)
                                                                  ---------      ---------       ---------       ---------

NET LOSS                                                        $ (623,930)    $ (877,143)   $ (1,508,790)   $ (1,949,773)
                                                                 ===========    ===========   =============   =============

BASIC LOSS PER SHARE:
    Continuing operations                                          $ (0.01)       $ (0.06)        $ (0.03)        $ (0.13)
    Discontinued operations                                          (0.01)         (0.04)          (0.01)          (0.05)
                                                                  ---------      ---------       ---------       ---------
LOSS PER COMMON SHARE                                              $ (0.02)       $ (0.10)        $ (0.04)        $ (0.18)
                                                                 ===========    ===========   =============   =============

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                       42,929,264      8,444,987      33,951,207      10,665,800
                                                                 ===========    ===========   =============   =============


                 See notes to consolidated financial statements

                         UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000              1999
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                                 $     (1,508,790)$      (1,949,773)
                                                                                       -----------       -----------

        Adjustment to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                   26,504           205,752
           Amortization of deferred compensation                                           12,521                 -
           Common stock issued for compensation                                           316,475           407,954

        Change in assets and liabilities:
           Accounts receivable                                                              7,291           (94,962)
           Inventory                                                                            -             1,313
           Loan to officers                                                               (59,672)          (25,122)
           Accounts payables and accrued expenses                                         135,949            33,495
           Change in net assets of discontinued operations                                460,931                 -
           Other liabilities                                                              (28,126)          149,145
           Taxes payable                                                                      585           158,066
                                                                                       -----------       -----------
           Total Adjustments                                                              872,458           835,641
                                                                                       -----------       -----------

           CASH USED IN OPERATING ACTIVITIES                                             (636,332)       (1,114,132)
                                                                                       -----------       -----------
CASH USED IN INVESTING ACTIVITIES
           Related parties receivable                                                    (170,882)                -
           Notes receivable                                                                     -          (244,096)
                                                                                       -----------       -----------
           CASH USED IN INVESTING ACTIVITIES                                             (170,882)         (244,096)
                                                                                       -----------       -----------
 CASH FLOW FROM FINANCING ACTIVITIES
           Sale of common stock                                                           450,000           380,000
           Repayments of notes and loans and payables                                           -            60,000
           Proceeds from Stock Rights                                                           -         1,058,750
           Proceeds from loans                                                            339,000                 -
                                                                                       -----------       -----------

           CASH PROVIDED BY FINANCING ACTIVITIES                                          789,000         1,498,750
                                                                                       -----------       -----------
NET (DECREASE) INCREASE IN CASH                                                           (18,214)          140,522

CASH-Beginning of year                                                                     20,823            37,164
                                                                                       -----------       -----------
CASH-End of period                                                                          2,609           177,686
                                                                                   ===============   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Cash paid for interest                                                $          8,350 $           4,290
                                                                                   ===============   ===============
NON-CASH FINANICING AND INVESTING ACTIVITIES:
           Conversion of debentures to common stock                              $        810,000 $               -
                                                                                   ===============   ===============
           Issuance of stock for accrued salaries                                $        525,000 $               -
                                                                                   ===============   ===============
           Issuance of stock for investment                                      $        120,000 $               -
                                                                                   ===============   ===============


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2000 and the results of operations and cash flows for the six-months ended December 31, 2000 have been included.

The results of operations for the six-months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year ended June 30, 2001.

2.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss from continuing operations of approximately $1,110,000 for the six months ended December 31, 2000. Additionally, the Company had working capital and total capital deficiencies of approximately $4,480,000 and $2,365,000 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include, raising additional capital through future issuance of stock and or debentures. In addition, as discussed in Note 3, Company disposed of its Scent subsidiary, which at December 31, 2000 had $1.1 million of net liabilities and had recurring losses. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       Discontinued Operations

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

In connection with the Company's above discontinued operations, the accompanying financial statements have been restated to present such business as discontinued operations for all periods presented.

4.       Convertible Debentures

On October 18, 2000, $810,000 of convertible debentures were converted into 7,500,000 shares of common stock.

5.       Loans

During the six months ended December 31, 2000, the Company obtained loans aggregating $339,000 at 18% per annum.

6.       Other Events

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

7.       Revised Financial Statements

The accompanying financial statements have been restated to defer the gain recorded for the sale of Skynet as the closing date occurred in March, 2001 rather than in December, 2000. In addition, an adjustment has been made for $895,941 and $445,941 for the six months and three months ended December 31, 2000, respectively, to correct the understatement of selling, general and administrative expenses. Of such expenses $450,000 related to the satisfaction of a note payable from the Company's obligation in connection with the original acquisition of Skynet, $420,000 pertained to the cancellation of shares and $25,941 resulted from the restatement of cancelled debt. In addition, interest expense was increased by $150,000 pursuant to an agreement with the lender.


                                              As                          As
Balance Sheet Adjustments:                Reported      Adjustments    Restated

  Assets                             $    3,279,839  $   (1,100,000)$ 2,179,839
  Liabilities & Equity                    3,279,839      (1,100,000)  2,179,839

Statement of Operations:
Six months ended December 31,2000
  Operating expenses                 $     983,788   $     895,941  $ 1,879,729
  Interest expense                   $       8,350   $     150,947  $   159,297

Gain from disposal of                $   1,931,491
   discontinued operations           $  (1,931,491)  $           -
Net income (loss)                    $   1,469,589   $  (2,978,379) $(1,508,790)
Weighted Average                        38,238,803      (4,287,596)  33,951,207
Net loss per common share            $       (0.01)  $        (.03) $     (0.04)

Three months ended December 31,2000
  Operating expenses                 $     274,513   $     445,941  $   720,454
  Interest expense                   $       5,000   $     150,947  $   155,947
Gain from disposal of                $   1,931,491
   discontinued operations           $  (1,931,491)  $          -
Net income (loss)                    $   1,904,449   $  (2,528,379) $  (623,930)
Weighted Average                        33,045,515       9,883,749   42,929,264
Net loss per common share basic      $           -   $        (.02) $      (.02)

                                     Item 2

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION OR PLAN OF OPERATION

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

Revenue Sources

Our initial revenues, the Company believes, will combine SkyNet Worldwide delivery and territory sales along with our other subsidiaries. Based upon marketing and branding monies, PBC's strategic alliances today could include the following income sources:

         International Shipping                      Internet Postage
         Worldpost.com (SkyNet)                      E-Stamps
         ----------------------                      --------
         Corrugated & Packaging                      Customized Corrugated
         Packaging Technologies                      Cactus Corrugated
         ----------------------                      -----------------
         Lamination and Photo ID's                   Business and Office
         D&K Laminex                                 Supplies
         -----------                                 PBCNBizSupplies.com
                                                     -------------------
         Customized Rubber Stamps                    Parcel Insurance
         TheStampMaker.com                           Universal Parcel
         -----------------                           -----------------
                                                     Insurance Co.
                                                     ------------
         Equipment Leasing                           Credit Card Processing
         Advantage Leasing                           Nova Information Systems
         -----------------                           ------------------------

         Promotional Items                           Check Processing
         International Promotion Group               Echeck2000.com
         -----------------------------               --------------
         Key Machines and Supplies                   Payroll and Tax Processing
         LV Sales                                    PayChex
         --------                                    -------

         Discounted Phone Cards                      Video Conferencing
         Saratoga Telecom                            Talk Visual
         ----------------                            ------------
         Secure Document Delivery                    Air Miles Incentive Program
         NetEx                                       American Airlines
         -----                                       -----------------


         Moving Supplies                             Travel and Entertainment
         All Boxes Direct                            Reslinx
         ------------------                          -------

         Car Rental                                  Shredder Cushioning Systems
         Hertz Rent-A-Car                            Pac-Mate
         ----------------                            --------

         Insurance
         AFLAC Insurance
         ----------------

Competition

The company further believes that the maturation of the PBC Network will strengthen the profitable atmosphere of this cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisers and independent stores from properly promoting their services. The ability of the PBC Network to create a nationally accepted private postal industry that the American public will embrace and trust should re-create a viable industry. The Company feels it can convince the independent and nationwide franchisers that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership within the global economy.

Results of Operations
---------------------
Universal Express, Inc. (USXP), is an integrated business services conglomerate. Its principal subsidiaries and divisions include the Private Postal Network.com (with two divisions, Postal Business Center Network.com (PBC Network.com) and an international shipping division (WorldPost Network.com) and Manhattan Concierge.

     Revenues principally from ticket sales, for the six-month period ended December 31, 2000 was $929,230 as compared to revenues of $957,697 for the six-month period ended December 31, 1999. The decrease is $28,467 or 3%.

     Total operating expenses for the six-month period ended December 31, 2000 were $1,879,729 as compared to total operating expenses of $2,345,988 for the six-month period ended December 31, 1999. The decrease of $466,259, or 20% for the six-month period is primarily attributable to the reduced administrative costs due to office consolidations and decreased advisory costs. In addition, the Company has incurred interest expenses of $159,297 compared to $4,290 in the prior year's six month period.

Accordingly, the net loss from continuing operations for the six-month period ended December 31, 2000 was $1,109,796 as compared to a net loss of $1,392,581 for the six month period ended December 31, 1999. In addition, the Company recognized a loss from discontinued operations of approximately $399,000 and $557,000 for the six months ended December 31, 2000 and 1999 respectively.


     Net loss from continuing operations was $324,516 for the three months ended December 31, 2000 as compared to a net loss of $547,710 for the three months ended December 31, 1999.

     Ticket sales for Manhattan Concierge for the second quarter of 2000 were $551,105 as compared with $573,930 for the same period of 1999. Total operating expense increased approximately $50,000 for the comparable three month period.

Liquidity and Capital Resources:

The Company had $2,609 cash at December 31, 2000 and a $4.5 million working capital deficiency. The net proceeds from new loans to the Company were $339,000 and $450,000 from the sale of common stock, all of which was used in its operating activities except for $170,882 which was used for advances to related parties.

Until the Company's subsidiaries PBC Network and WorldPost are fully operational, the Company faces a situation whereby it needs to raise additional cash in the near future. Management is continuing efforts to raise cash by arranging lines of credit and obtaining additional equity. The Company's future business operation will require additional capital.

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


Item 2.           CHANGES IN SECURITIES -- NONE
                  ---------------------

Item 3.           DEFAULTS ON SENIOR SECURITIES -- NONE
                  -----------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION -- NONE
                  -------------------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

(A)      Exhibits

              10.0 Skynet Contracts (Filed with Form 10QSB on February 20, 2001)


(B)      Reports on Form 8-K:
                            None

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


Dated:   October 24,2001