Form 10QSB/A
period 2001-03-31
UNIVERSAL EXPRESS INC/
filed 2001-10-26
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSBA

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED March 31, 2001

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                            11-2781803
----------------------------      -------------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)       Number)

1230 Avenue of the Americas, Suite 771
Rockefeller Center,
New York, N.Y.                                                   10020
--------------------------------------------                   -----------------
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

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                         Page
                                                                         Number



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
 Consolidated Balance Sheet                                                   3

 Consolidated Statements of Operations                                        4


 Consolidated Statements of Cash Flows                                        5



 Notes to Consolidated Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial                  6-13
        Condition or Plan of Operation


PART II - OTHER INFORMATION                                                  13


SIGNATURE                                                                    14

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     ----------------------------------------
                                 MARCH 31, 2001
                                 --------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash                                                          $    16,167
      Accounts receivable, net of allowance for doubtful
          accounts of $107,600                                           42,349
      Other receivable                                                  200,000
                                                                     ----------
      Total current assets                                              258,516
                                                                     ----------

PROPERTY AND EQUIPMENT, net                                              11,228
                                                                     ----------

OTHER ASSETS:
      Goodwill, net                                                     501,662
      Related party receivables                                         532,824
      Loan to officer                                                   924,402
      Other                                                             137,541
                                                                     ----------
      Total other assets                                              2,096,429
                                                                     -----------
TOTAL ASSETS                                                        $ 2,366,173
                                                                     ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Accounts payable                                              $   638,818
      Accrued expenses                                                1,564,720
      Payroll taxes payable                                             133,465
      Notes payable                                                   1,046,481
      Other                                                              89,861
      Convertible debentures                                            189,000
                                                                     -----------
            Total current liabilities                                 3,662,345
                                                                     -----------

STOCKHOLDERS' DEFICIENCY:
      Common stock, $0.005 par value; authorized 147,000,000
            shares, 56,970,207 shares issued, and outstanding           284,851
      Class B common stock, $.005 part value; authorized
            3,000,000 shares 1,280,000 shares issued and outstanding      6,400
      Additional paid-in capital                                     26,398,261
      Stock rights                                                      678,227
      Common stock in treasury, at cost, 40,000 shares                  (12,000)
      Accumulated deficit                                           (27,270,495)
      Deferred compensation related to stock issued for services     (1,381,416)
                                                                     -----------
             Total stockholders' deficiency                          (1,296,172)
                                                                     -----------
                                                                    $ 2,366,173
                                                                     ===========

                 See notes to consolidated financial statements.

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
               THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
              ----------------------------------------------------


                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    ------------------               -----------------
                                                                          MARCH 31,                       MARCH 31,
                                                                   ---------------------             -------------------
                                                                     2001           2000            2001            2000
                                                                     ----           ----            ----            ----

INCOME:
    Ticket sales                                                  $ 244,902       $ 241,664      $1,172,827     $ 1,096,770
    Delivery services                                                     -             212           1,305         102,803
                                                                   --------        --------      ----------      ---------
TOTAL                                                               244,902         241,876       1,174,132       1,199,573
                                                                   --------        --------      ----------      ---------
COST AND EXPENSES:
    Cost of goods sold                                              198,700         248,512         851,801         895,276
    Selling, general and administration                             541,919         772,128       1,742,043       2,344,231
    Depreciation and amortization                                    13,555          49,298          40,059         176,419
                                                                   --------        --------      ----------      ---------
TOTAL                                                               754,174       1,069,938       2,633,903       3,415,926
                                                                   --------        --------      ----------      ---------
LOSS FROM OPERATIONS                                               (509,272)       (828,062)     (1,459,771)     (2,216,353)
INTEREST EXPENSE                                                    (19,800)         (3,423)       (179,097)         (7,713)
                                                                   --------        --------      ----------      ---------
NET LOSS FROM CONTINUING OPERATIONS                                (529,072)       (831,485)     (1,638,868)     (2,224,066)
                                                                   ---------       ---------     -----------     -----------
DISCONTINUED OPERATIONS:
    Loss from discontinued operations                                     -        (349,699)       (398,994)       (906,891)
    Gain from disposal of discontinued operations                 1,684,587               -       1,684,587               -
                                                                   ---------       ---------     -----------     -----------

GAIN OR (LOSS) FROM DISCONTINUED OPERATIONS                       1,684,587        (349,699)      1,285,593        (906,891)
                                                                  ----------       ---------     ----------      -----------

NET INCOME (LOSS)                                               $ 1,155,515    $ (1,181,184)     $ (353,275)   $ (3,130,957)
                                                                ===========    =============     ===========   =============
BASIC INCOME (LOSS) PER SHARE:
    Continuing operations                                           $ (0.01)        $ (0.10)        $ (0.04)        $ (0.19)
    Discontinued operations                                               -           (0.04)        $ (0.01)          (0.08)
    Gain from discontinued operations                                  0.03               -         $  0.04               -
                                                                   ---------       ---------     -----------     -----------
INCOME (LOSS) PER COMMON SHARE                                      $  0.02         $ (0.14)        $ (0.01)        $ (0.27)
                                                                   ========        =========     ===========     ===========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                        55,749,877       8,284,736      40,720,412      11,742,676
                                                                ===========      ==========      ===========     ==========






                 See notes to consolidated financial statements.

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                  2001            2000
                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                        $      (353,275) $   (3,130,957)
                                                                               ---------     -----------
        Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
          Depreciation and Amortization                                          43,060         176,419
          Amortization of deferred compensation                                  56,271               -
          Common Stock issued for compensation                                  320,475         431,852
          Common Stock issued in lieu of cash                                         -          18,000
          Loss from discontinued operations                                           -         906,891
          Gain from disposal of discontinued operations                      (1,684,587)              -
        Change in assets and liabilities:
          Accounts receivable                                                    27,473         (71,337)
          Inventory                                                                   -          23,916
          Loan to officers                                                      (54,502)        (37,350)
          Other assets                                                                -         (53,105)
          Accounts payable and accrued expenses                                 553,602         260,275
          Change in net assets & liabilities of discontinued operations         173,907        (840,963)
          Other liabilities                                                     (34,502)         59,099
          Taxes payable                                                           7,987           4,429
                                                                                 ------          -----
          Total Adjustments                                                    (590,816)       878,126
                                                                               ---------       -------
          NET CASH USED IN OPERATING ACTIVITIES                                (944,091)     (2,252,831)
                                                                               ---------     -----------
CASH USED IN INVESTING ACTIVITIES
          Purchase of property and equipment                                          -          (8,000)
          Increase in related party receivable                                 (182,565)        (15,032)
          Proceeds from sale of discontinued operations                         200,000               -
                                                                               --------      ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    17,435         (23,032)
                                                                               --------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
          Sale of common stock                                                  475,000       1,240,000
          Repayments of notes and loans and payables                                  -          60,000
          Proceeds from Stock Rights                                              8,000         625,000
          Proceeds from loans                                                   439,000         518,750
                                                                               --------      ----------
          CASH PROVIDED BY FINANCING ACTIVITIES                                 922,000       2,443,750
                                                                               --------      ----------
NET INCREASE(DECREASE) IN CASH                                                   (4,656)        167,887

CASH-Beginning of year                                                           20,823          37,164
                                                                                -------         ------
CASH-End of period                                                      $        16,167  $      205,051
                                                                                =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Cash paid for interest                                        $        10,914  $        7,713
                                                                                =======          =====
NON-CASH FINANICING AND INVESTING ACTIVITIES:
          Conversion of debentures                                      $       810,000  $            -
                                                                          ==============  ==============
          Issuance of stock for accrued salaries                        $       525,000  $            -
                                                                          ==============  ==============
          Issuance of stock for investment                              $       120,000  $            -
                                                                          ==============  ==============


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


2.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss from continuing operations of approximately $1,639,000 for the nine months ended March 31, 2001. Additionally, the Company had working capital and total capital deficiencies of approximately $3,404,000 and $1,296,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

4.       Loan

During the six months ended December 31, 2000, the Company obtained loans aggregating $439,000 at 18% per annum.


5.       Revised Financial Statements

The accompanying financial statements have been restated for an adjustment of $524,691 to correct the understatement of selling, general and administrative expenses of $498,750 pertaining to the cancellation of shares and $25,941 for the cancellation of debt. In addition, interest expense increased by $168,903 principally from due to an agreement with the lender.

                                         As                             As
Statement of Operations adjustments:  Reported   Adjustments         Restated
Nine months ended March 31,2001
  Operating expenses               $ 2,109,212    $ 524,691        $  2,633,903
  Interest expense                 $    10,194    $ 168,903        $    179,097
Gain from disposal of
    discontinued operations          1,517,555      167,032           1,684,587
Net income (loss)                  $   173,287    $ 526,562        $   (353,275)
Weighted Average                    40,720,412            -          40,720,412
Net loss per common share                    -    $   (0.01)       $      (0.01)

Three months ended March 31,2001
  Operating expenses               $   675,424    $  78,750            $754,174
  Interest expense                 $     1,844    $  17,956            $ 19,800
Gain from disposal of
    discontinued operations          1,517,555      167,032           1,684,587
Net income                         $ 1,085,189    $  70,326        $  1,155,515
Weighted Average                    55,749,877            -          55,749,877
Net Income per common share basic  $       .02            -        $        .02




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

The sale of these territories in North America by the Company and the royalty income to the Company from this International shipping network as it penetrates into North America will, the Company believes, enhance its net income and value for the coming years. In addition, the Company believes that the cross over values between the Company's two subsidiaries, PBC and WorldPost, should offer many more perceived opportunities than those that existed before. The shipping services provided by the WorldPost members will, the Company believes, provide increased earnings for those members.

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

Management views this fiscal year as a period of anticipated growth based upon the Company's decision to develop only core business through the PBC Network and SkyNet/WorldPost.

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

Marketplace
-----------
A true global economy has surfaced and grown over the past decade. With Internet, Catalog and Infomercial sales transcending all boundaries, an inexpensive and responsive final mile Domestic and International delivery network coupled with warehouse and shipping capabilities has been, the Company believes, inexpensively created by the Company.

The business of the Company has undergone major changes in the last decade that should, the Company believes, support its growing private postal network utilizing the 20,000 postal retail stores doing $7 billion in sales. Strong relationships are currently being established with E-commerce auction houses and other manufacturers for quality assurance and localized shipping which the Company believes will empower present and future PBC Network members.

Members of its Private Postal System (PBC Network) provide the public with a complement to the U.S. Post Offices for many retail postal services. In addition, these Postal Service Centers offer individuals and business customers a variety of personal, business and communications services and even merchandise.

Business
--------
Private postal and business service centers form a highly fragmented cottage industry. The Company believes that this industry generates over $7 billion in sales and presently consists of more than 20,000 independent operators. The Company believes there is a market opportunity for the development of an association with the goal of unifying and organizing independent and franchised postal stores nationwide. PBC Network members are connected to other members and to the PBC Network Headquarters via the PBC Web Site (PBCNetwork.com). The PBC Web Site is utilized not only by members but also will be used in the future by the general public. Only one PBC Network store per Zip Code has been recommended, thus creating internal quality control standards.

As E-commerce and a global economy grow, someone must deliver the purchased goods to the consumer. The Company believes that many companies will eventually need an affordable distribution system to deliver nearly anything that the customers purchase on-line.

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

Universal Express' strategy of developing the PBC Network, a subsidiary of its Private Postal Network (PPN) and SkyNet together is, the Company believes, unique to the private postal industry. The PBC Network has established itself, the Company believes, as a provider of quality products and services that benefit all of the owners of private postal businesses. Private postal and business centers previously formed a highly fragmented cottage industry within the transportation industry.

These locations are individually owned and yet can create an inexpensive localized International and domestic delivery network for themselves rather than the traditional carriers that utilize these locations.

Revenue Sources
---------------
Our initial revenues sources, the Company believes, will combine SkyNet Worldwide delivery and territory sales, along with our other subsidiaries. Based upon marketing and branding monies, PBC's strategic alliances today include numerous additional income sources:

         International Shipping                      Internet Postage
         Worldpost.com (SkyNet)                      E-Stamps
         ----------------------                      ---------
         Corrugated & Packaging                      Customized Corrugated
         Packaging Technologies                      Cactus Corrugated
         -----------------------                     ------------------
         Lamination and Photo ID's                   Business and Office
         D&K Laminex                                 Supplies
         ------------                                PBCNBizSupplies.com
                                                     --------------------
         Customized Rubber Stamps                    Parcel Insurance
         TheStampMaker.com                           Universal Parcel
         ----------------                            ----------------
                                                     Insurance Co.
                                                     -------------

         Equipment Leasing                           Credit Card rocessing
         Advantage Leasing                           Nova Information Systems
         -----------------                           ------------------------

         Promotional Items                           Check Processing
         International Promotion Group               Echeck2000.com
         -----------------------------               ---------------
         Key Machines and Supplies                   Payroll and Tax Processing
                                                     PayChex
         LV Sales                                    --------
         --------

         Discounted Phone Cards                      Video Conferencing
         Saratoga Telecom                            Talk Visual
         ----------------                            -----------


         Secure Document Delivery                    Air Miles Incentive Program
                                                     American Airlines
         NetEx                                       ------------------
         ------
         Moving Supplies                             Travel and Entertainment
                                                     Reslinx
         All Boxes Direct                            --------
         -----------------
         Car Rental                                  Shredder Cushioning Systems

         Hertz Rent-A-Car                            Pac-Mate
         ----------------                            ---------

         Insurance
         AFLAC Insurance
         ---------------
Competition
------------
The company further believes that the maturation of the PBC Network will strengthen the profitable atmosphere of this cottage private postal industry. Lack of financial strength and market penetration has prevented some excellent franchisers and independent stores from properly promoting their services. The ability of the PBC Network to create a nationally accepted private postal industry that the American public will embrace and trust should re-create a viable industry. The Company feels it can convince the independent and nationwide franchisers that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership within the global economy.

Qualifications and Relationships
---------------------------------
The company's key people have years of experience in all aspects of delivery, marketing and postal service related programs.

International Opportunity
-------------------------
The Company believes that opportunities to expand the scope of the PBC Network and WorldPost are limitless due to shipping, distribution and growth of services virtually throughout its market.

Results of Operations - Three and Nine Months
---------------------------------------------

Universal Express, Inc. (USXP), is an integrated business services conglomerate. Its principal subsidiaries and divisions include the Private Postal Network.com (with two divisions, Postal Business Center Network.com (PBC Network)and WorldPost. Network.com)and Manhattan Concierge.

         Revenues, principally from ticket sales, for the nine-month period ended March 31, 2001 was $1,174,132 as compared to revenues of $1,199,573 for the nine-month period ended March 31, 2000. The decrease is $25,441 or 2%.

         Total operating expenses for the nine-month period ended March 31, 2001 were $2,633,903 as compared to total operating expenses of $3,415,926 for the nine-month period ended March 31, 2000. The decrease of $782,023, or 23% for the nine-month period is primarily attributable to the reduced administrative costs due to office consolidations and decreased advisory costs. In addition, the Company has incurred interest expense of $179,097 compared to $7,713 in the prior year's nine month period.

Accordingly, the net loss from continuing operations for the nine-month period ended March 31, 2001 was $1,638,868 as compared to a net loss of $2,224,066 for the nine-month period ended March 31, 2000. In addition, a gain of $1,684,587 has been recognized from sale of the Company's Skynet subsidiary. Loss from discontinued operations was $398,994 for the nine-months ended March 31, 2001.

         Net loss from continuing operations was $529,072 for the three months ended March 31, 2001 as compared to a net loss of $831,485 for the three months ended March 31, 2000.

         Ticket sales for Manhattan Concierge for the second quarter of 2001 were $244,902 as compared with $241,664 for the same period of 2000. Total operating expense decreased approximately $316,000 for the comparable three month period.

Liquidity and Capital Resources
---------------------------------
The Company had $16,167 cash at March 31, 2001 and a 3.4 million working capital deficiency. The net proceeds from new loans to the Company were $439,000 and $483,000 from the sale of common stock, all of which was used in its operating activities except for $182,565 which was used for advances to related parties.

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

                                                     UNIVERSAL EXPRESS, INC.


                                                     /s/Richard A. Altomare
                                                     ---------------------------
                                                     Richard A. Altomare,
                                                     President and Chairman
                                                     Of the Board.
Dated:   October 24, 2001