Form 10QSB
period 2001-09-30
UNIVERSAL EXPRESS INC/
filed 2001-11-14
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 2001

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                          11-2781803
----------------------------                   -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                              Number)

1230 AVENUE OF THE AMERICAS, SUITE 771, ROCKEFELLER CENTER,
NEW YORK,                                                            10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

     Registrant's telephone number, including area code (917) 639-4157.

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2001:

--------------------------------------------------------------------------------
                                   $ 8,413,370
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                                Outstanding at September 30, 2001
--------------------------------------------------------------------------------
Class "A"                                                     138,481,294
Class "B"                                                       1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER



PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

 Balance Sheet - September 30, 2001                                            3

 Consolidated Statement of Operations -
 Three months ended September 30, 2001                                         4

 Consolidated Statement of Cash Flows -
 Three months ended September 30, 2001                                         5

 Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis                                   7
           of Financial Condition and Plan of
           Operations


PART II - OTHER INFORMATION                                                   14


SIGNATURE                                                                     14



                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                          ASSETS
CURRENT ASSETS:
  Cash                                                             $    454,236
  Other Receivables                                                      57,700
                                                                   ------------
      Total Current Assets                                              511,936

PROPERTY AND EQUIPMENT, NET                                              75,410
                                                                   ------------
OTHER ASSETS:
  Loan to Officer                                                       879,847
  Related Party Receivables                                             696,424
  Other Assets                                                           28,170
                                                                   ------------
      Total Other Assets                                              1,604,441
                                                                   ------------
                         TOTAL ASSET                                $ 2,191,787
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts Payable                                                 $    433,738
  Accrued Expenses                                                    1,311,631
  Payroll Taxes Payable                                                 133,756
  Other                                                                  18,255
  Notes Payable                                                         421,236
  Convertible Debentures                                                189,000
                                                                   ------------
      Total Current Liabilities                                       2,507,616
                                                                   ============

OTHER LONG-TERM LIABILITIES                                              26,141
                                                                   ------------


STOCKHOLDERS' DEFICIENCY:
  Common Stock, $.005 par value; Authorized 247,000,000 Shares
      138,481,295 Shares Issued and Outstanding                         692,407
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                       6,400
   Additional Paid-in Capital                                        31,644,395
   Accumulated Deficit                                              (31,094,842)
   Accumulated Other Comprehensive Income                              (111,000)
   Stock Rights                                                       1,395,002
   Common Stock in Treasury, at cost, 40,000 shares                     (18,000)
   Deferred Costs Related to Stock Issued for Services               (2,856,332)

      Total Stockholders' Deficiency                                   (341,970)
                                                                   ------------
                                                                   $  2,191,787
                                                                   ============


UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED
FOR THREE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000



                                                      2001             2000
                                                      ----             ----
INCOME:
   Merchandise and Service Sales                 $        --      $         525
                                                 ------------------------------

                                                          --                525
                                                 ------------------------------
COSTS AND EXPENSES:
   Selling, General and Administrative               1,213,708          727,146
   Depreciation and Amortization                         4,388           38,095
                                                 ------------------------------
                                                     1,218,096          765,241
                                                 ------------------------------

LOSS FROM OPERATIONS                                (1,218,096)        (764,716)
   Interest Expense                                       --              3,350
   Taxes                                                  --              1,120
                                                 ------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS     $  (1,218,096)   $    (769,186)

     Loss from Discontinued Operations                                 (115,674)
                                                 ------------------------------

NET INCOME (LOSS)                                $  (1,218,096)   $    (884,860)
                                                 ==============================

BASIC INCOME (LOSS)  PER SHARE
   Continuing Operations                                 (0.01)           (0.03)
  Discontinuing Operations                                --              (0.01)

INCOME (LOSS) PER COMMON SHARES                          (0.01)           (0.04)
                                                 ==============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         112,165,661       23,911,037
                                                 ==============================

NET INCOME (LOSS)                                   (1,219,096)        (884,860)

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized loss of marketable securities            (18,000)           --
                                                 ------------------------------

 COMPREHENSIVE INCOME (LOSS)                        (1,237,096)        (884,860)
                                                 ==============================




                   See notes to consolidated financial statements.




                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED SEPTEMBER 2001 AND 2000
                                                                   2001             2000
                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                              $(1,218,096)   $  (884,860)
         Adjustment to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                           4,388         38,095
             Common shares issued for services                     809,503        348,949
            Write down of net fixed assets
             Gain from disposal of discontinued operations
      Changes in assets and liabilities:
             Accounts receivable                                                 (138,113)
             Inventory
             Loan to officer                                         7,217        (16,670)
             Related party receivables                            (105,000)
             Other receivables                                      60,700
             Other assets                                           (5,100)
             Accounts payable an accrued expenses                  (98,980)      (898,770)
             Payroll taxes payable                                 (24,230)           149
             Other Liabilities                                      (6,555)        46,561
             Change in net assets of discontinued operations                    1,053,250
                                                               --------------------------
                       Total adjustments                           641,943        433,451
                                                               --------------------------

NET CASH USED IN OPERATING ACTIVITIES                             (576,153)      (451,409)
                                                               --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                         (2,056)        (4,585)
                                                               --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                         203,650        450,000
      Proceeds from issuance of convertible debt
      Proceeds (Repayments) of notes and loans payable             (44,521)       (30,610)
      Proceeds from stock rights                                   840,000
      Purchase of treasury stock                                    (6,000)
                                                               --------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      $   993,129    $   419,390
                                                               --------------------------

NET INCREASE (DECREASE) IN CASH                                    414,920        (36,604)
CASH - BEGINNING OF YEAR                                            39,316         53,873
                                                               --------------------------
CASH - END OF PERIOD                                           $   454,236    $    17,269
                                                               ==========================
      Non cash investing and financing activities:
             Issuance of Stock for Notes/Loans - $665,000
             Issuance of Stock for Interest - $181,500



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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001 and the results of operations and cash flows for the three-months ended September 30, 2001 have been included.

The results of operations for the three-months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year ended June 30, 2002.

2.         ISSUANCES OF COMMON STOCK

During the three months ended September 30, 2001, the Company issued 53,630,006 shares of common stock. Of such shares 25,769,756 were issued in exchange for future advisory and consulting services, 2,491,000 shares were issued to investors for approximately $203,650, 13,401,722 shares were issued in satisfaction of $846,500 of outstanding debt plus accrued interest and 11,967,538 shares were issued to investors for stock rights of $425,225. Additionally, the Company has received approximately $840,000 of stock rights for which no shares have been issued to date. On August 22, 2001, the Company authorized an additional 100,000,000 shares of common stock. The Company has subsequently cancelled 5,500,000 of the consultant shares and has begun negotiations to re-purchase a substantial amount of common shares with new capital that the Company is presently negotiating.

3.         DIVIDEND

On August 20, 2001 the Company announced a 8% stock dividend to stockholders of record on the close of business on September 21, 2001. The dividend payment date was October 16, 2001.

4.         SUBSEQUENT EVENTS

On October 10, 2001 the Company signed an agreement to acquire 75% of a privately held specialty logistics services provider for cash and stock.

On November 1, 2001 the Company announced a letter of intent to purchase a new subsidiary, FedFinancial Corp., a commercial leasing entity.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Included in this report are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including sales levels, distribution and competition trends and other market factors.

The Company's web site is www.usxp.com.

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies centered on its private postal system.

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

As a result of selling two losing operations, yet revenue producing subsidiaries, the Company has, by design, shown no revenues for this quarter. The Company has positioned itself, however, (i) through two recently announced revenue producing acquisitions that more clearly fit its corporate image; (ii) the beginning of its new territory sales and envelope distributions to postal locations program of WorldPost(TM); and (iii) the aggressive development of its Postal Business Center programs, to exceed past quarterly revenues while substantially cutting excessive overhead costs. This corporate transition, as expected, will take 4 to 6 months to obtain profits, while enjoying lower overhead and payments from purchasers of previous subsidiaries that are not recorded as revenue but have resulted in operational monies for the Company. This, along with removal of debt, finds the Company in better overall financial shape than last quarter.

The Company retained the rights to sell Manhattan Concierge territories.

The Company's principal divisions:
The Postal Business Center Network.com
WorldPost(TM)
Luggage Express(TM)

                                   MARKETPLACE

A global economy has grown over the past decade. With Internet and Catalog sales transcending all boundaries it now requires an inexpensive and responsive final mile Domestic and International delivery network, The Private Postal Network, coupled with warehouse and shipping capabilities, has been inexpensively created by Universal's family of companies.

The business of Universal has undergone visionary changes in the last decade. These changes will support its growing private postal network using the 20,000 potential North American postal retail stores presently grossing over $7 billion in sales. Strong relationships are currently being established with companies and manufacturers, which should empower our 8,000 present members of the Private Postal Network (PBC).

Members of this Private Postal System (PBC Network) provide the public with a complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers a variety of personal and business services and merchandise.

These private postal and business service centers form a highly fragmented cottage industry. Universal believes that since this industry generates over $7 billion in sales and presently consists of more than 20,000 independent operators, there is a market opportunity for the development of an association with the goal of unifying and organizing the independent and franchised postal stores nationwide. These members are electronically connected to other members and to the PBC Network Headquarters via the PBC Web site (PBCNetwork.com). The PBC web site will be used in the future by the general public. Only one PBC Network store per zip code will be accepted for membership, thus creating internal quality control standards.

As E-commerce and the global economy grow, someone must deliver the purchased goods inexpensively to the consumer. The Company believes that many companies will eventually need an affordable distribution system to deliver what the consumers purchase. Universal believes it has indeed positioned itself to be a contender in the global economy of the next decade with the creation of its additional subsidiaries, Luggage Express (Universal's luggage delivery service), WorldPost (Universal's international delivery system) and Fundings Express (Universal's discounted mortgage bank).

                       POSTAL BUSINESS CENTER NETWORK(TM)
                                (PBCNETWORK.COM)

The PBC Network is an association formed to create a very much-needed partnership between previously unconnected shipping and packaging storeowners. This concept has been accomplished many times before in American industries, most notably by FTD's maturation of the independent florists across America and Interflora's unification and development of florists in Europe. The PBC Network provided independent storeowners with a variety of cost effective services and products to help increase their profitability, while they are able to maintain their local or franchised identities. The PBC Network mission statement is to provide consumers with a feeling of quality assurance when they choose to visit a PBC Network member location and to have the owners of these locations utilize the various association services offered for them and their customers.

              STRATEGIC PARTNERS OF POSTAL BUSINESS CENTER NETWORK

International Shipping                        WORLDPOST.COM(SKYNET)
Corrugated & Packaging                        PACKAGING TECHNOLOGIES
Lamination and Photo ID's                     D&K LAMINEX
Customized Rubber Stamps                      THESTAMPMAKER.COM
Equipment Leasing                             ADVANTAGE LEASING
Promotional Items                             INTERNATIONAL PROMOTION GROUP
Key Machines and Supplies                     LV SALES
Discounted Phone Cards                        SARATOGA TELECOM
Secure Document Delivery                      NETEX
Moving Supplies                               ALL BOXES DIRECT
Car Rental                                    HERTZ RENT-A-CAR
Customized Corrugated                         CACTUS CORRUGATED
ATM Machines                                  E-TRADE
Business and Office Supplies                  PBCNBIZSUPPLIES.COM
Parcel Insurance                              UNIVERSAL PARCEL INSURANCE CO.
CreditCard Processing                         NOVA INFORMATION SYSTEMS
Check Processing                              ECHECK2000.COM
Payroll and Tax Processing                    PAYCHEX
Video Conferencing                            TALK VISUAL
Air Miles Incentive Program                   AMERICAN AIRLINES
Travel and Entertainment                      RESLINX
Shredder Cushioning Systems                   PACK-MATE

                                  WORLDPOST(TM)
                             (WORLDPOSTNETWORK.COM)

To understand WorldPost's International Delivery Territory opportunity one must begin with an explanation of Skyworld's history and its relationship to Universal Express.

SkyWorld International Couriers, Inc. is the U.S. member of the SkyNet Worldwide Express Network, an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. SkyWorld developed and owns the SkyNet Trademark in the U.S. and most countries in Latin America. The SkyNet Network provides global delivery and logistics services to multinational firms. The Network currently delivers over 400,000 packages per month. It is the world's largest independently owned courier network and the 5th largest express courier network behind the integrated U.S. express carriers such as FedEx, UPS and DHL.

Unlike the major integrators who operate their own aircraft and thus offer rigid standardized pick up and delivery schedules, SkyNet Network members offer flexible, customized International services to meet the clients' specific distribution needs. Instead of operating its own fleet, SkyNet offers express International air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time sensitive documents, parcels, freight and mail. SkyNet provides on demand and scheduled pick up and delivery courier and freight services in the U.S. and in foreign countries throughout the world. SkyNet operates its own facilities in Miami, New York, Los Angeles, San Francisco, Venezuela and Costa Rica. Using licensees in most countries in Latin America and the Caribbean, it provides 24 to 48 hour delivery throughout the world.

Hubs operated by SkyNet Network members in London, Dubai, Johannesburg, Brussels, Singapore and Sydney allow the swift delivery of documents and parcels to almost any destination in the world within 72 hours.

Universal Express purchased and then after one year sold SkyWorld importantly retaining discounted international rates for its members and customers along with the rights to sell WorldPost territory business opportunities throughout North America. A WorldPost territory can be sold for at least $80,000. The purchaser is trained at Miami SkyNet and at Universal's PBC and WorldPost offices also located in Florida. The purchaser of this territory has just been put into the lucrative international shipping business with postal stores to help him begin his new business. He has a discounted envelope and rate chart and an override on the other services of participating postal stores in his territory. The purchaser has aligned himself with over 268 international shipping partners and his rates are on the average of 20-50% below the traditional carriers.

According to industry averages, the Postal stores alone ship approximately $600,000,000 annually in international packages. Any percentage of that volume, coupled with over 600 locations to be sold @ 80,000 (48,000,000) also indicates a potential growth subsidiary.

The strategic partnership with SkyNet Worldwide Express and USXP's Postal Store Association and its International shipping network enhance its position in the shipping and service industry.

Universal Express's strategy of developing the PBC Network and WorldPost together is unique to the private postal industry. These postal locations can create an inexpensive localized international delivery network for themselves rather than only using the more expensive traditional carriers.

                               LUGGAGE EXPRESS(TM)

Universal has identified a significant niche in the travel industry - the transportation of passenger's luggage to and from airports. According to the Port Authority, the airports in only the New York area (JFK, LaGuardia and Newark) processed 84 million passengers in 1997 (a number that is increasing yearly) with 148,680,000 items of check-in luggage (an average of 1.77 pieces per passenger). Nationwide over 1.5 billion suitcases are presently being checked by domestic passengers themselves.

There is no branded consumer accepted commercial luggage transportation service anywhere else in America. Universal has over 8000 no-cost warehouse locations.

The service includes luggage collection from home, hotel or business and delivery for loading. Immediate benefits to the travelers include: convenience, help with large and heavy luggage items, avoiding long baggage check-in lines and minimizing pre-flight waiting time, as well as delays at retrieval carousels at journey's end.

The inbound service includes collection by local postal stores of passenger's luggage and then delivery by major carriers to the final destination. Arrangements for international customs clearance will be part of the service.

Another passenger benefit is the enhanced security at an additional cost if desired and safety of the passenger's luggage through a protective plastic wrap-around on each item.

At the same time, there are significant benefits to the airlines, which include: customer satisfaction, easier check-in, a secure alternative to curb-side check-in, less congestion in the departure hall with less luggage to screen and it should minimize departure delays. Negotiations are currently underway with airlines to offer the luggage service to first-class and business class passengers.

Universal plans to charge $70 per piece of luggage or a minimum of $85 per pick-up. The average couple, traveling for 10-14 days, with 3 pieces of luggage will presently spend $2500-3000 for such a trip. The addition of $210 is minimal for the added convenience of not having to stand in line for 2 hours before departure and no movement of luggage issues until it arrives at their final destination.

Luggage Express, may conduct sales through travel agents, which will offer the service to their clients when their tickets are booked. There are over 3500 travel agents in New York. The service will be advertised directing passengers to call an 800 number for pick-up. It is estimated that 30% of the luggage business will be derived from travel agents or travel website efforts.

While USXP cannot be definite as to the market penetration that it will achieve, the FAA expects the number of airline passengers to double by 2005, making domestic luggage exceed 3 billion suitcases.

The short-term goal of USXP is to go international with its 268 worldwide partners once it has reached a 1% market penetration, utilizing its postal business center warehouse network presently located in all 50 states.

USXP has trademarked both the name and patented the procedure to protect its ideas and efforts. Its web site (don'tcarryit.com) is expected to be easy to remember and will explain the services to the public.

RESULTS OF OPERATIONS - THREE MONTHS

Management is continually concentrating on raising new capital to further develop the PBC Network. Its multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

The net proceeds from new loans and investments in the Company was approximately $1,043,650. Approximately $578,209 was used in its operating activities.

Until the PBC Network and WorldPost(TM) are fully operational, the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

Management is presently exploring methods to increase available credit lines as well as methods to increase working capital through both traditional and non-traditional debt services.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

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


Item 2.              CHANGES IN SECURITIES -- NONE
                     ---------------------

Item 3.              DEFAULTS ON SENIOR SECURITIES -- NONE
                     -----------------------------

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS -
                     -----------------------------------------------------
                              NONE

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


Dated:     November 14, 2001