Form 10QSB
period 2001-12-31
UNIVERSAL EXPRESS INC/
filed 2002-02-14
CIK 857351

6

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                    11-2781803
----------------------------                  -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                           Number)

1230 AVENUE OF THE AMERICAS, SUITE 771, ROCKEFELLER CENTER,
NEW YORK,  NY                                                        10020
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2001:

--------------------------------------------------------------------------------
                                   $5,462,713
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                 Outstanding at December 31, 2001
--------------------------------------------------------------------------------
Class "A"                                 165,827,083
Class "B"                                   1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER



PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

 Balance Sheet - December 31, 2001                                             3

 Consolidated Statement of Operations -                                        4
 Three and six months ended December 31, 2001

 Consolidated Statement of Cash Flows -                                        5
 Three and six months ended December 31, 2001

 Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis
           of Financial Condition and Plan of
           Operations


PART II - OTHER INFORMATION


SIGNATURE




                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $    392,355
  Other Receivables                                                        3,911
-----------------------------------------------------------------   ------------
      Total Current Assets                                               396,266
-----------------------------------------------------------------   ------------
PROPERTY AND EQUIPMENT, NET                                               81,752
-----------------------------------------------------------------   ------------
OTHER ASSETS:
  Loan to Officer                                                        864,034
  Related Party Receivables                                              776,424
  Goodwill                                                               397,107
  Other Assets                                                            31,790
-----------------------------------------------------------------   ------------
      Total Other Assets                                               2,069,356
-----------------------------------------------------------------   ------------

TOTAL ASSET                                                          $ 2,547,373
-----------------------------------------------------------------   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts Payable                                                  $    485,914
  Accrued Expenses                                                     1,412,836
  Payroll Taxes Payable                                                  134,647
  Other Liabilities                                                      184,376
  Payable to Virtual Bellhop Shareholders                                209,039
  Notes Payable                                                          409,286
  Convertible Debentures                                                 189,000
-----------------------------------------------------------------   ------------
      Total Current Liabilities                                        3,025,098
-----------------------------------------------------------------   ------------
OTHER LONG-TERM LIABILITIES                                               26,141
-----------------------------------------------------------------   ------------

STOCKHOLDERS' DEFICIENCY:
  Common Stock, $.005 par value; Authorized 247,000,000 Shares
      165,827,083 Shares Issued and Outstanding                          829,136
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                        6,400
   Additional Paid-in Capital                                         32,408,846
   Accumulated Deficit                                               (32,090,130)
   Accumulated Other Comprehensive Income                               (118,680)
   Stock Rights                                                        1,904,002
   Common Stock in Treasury, at cost, 40,000 shares                      (18,000)
   Deferred Costs Related to Stock Issued for Services                (3,425,439)
-----------------------------------------------------------------   ------------
      Total Stockholders' Deficiency                                    (503,866)
-----------------------------------------------------------------   ------------
                                                                    $  2,547,373
                                                                    ============


                 See notes to consolidated financial statements




UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED
FOR THREE AND SIX MONTHS ENDING DECEMBER 31, 2001 AND 2000

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         ------------------               ----------------
                                                         2001          2000             2001           2000
                                                         ----          ----             ----           ----
INCOME:
   Merchandise and Service Sales                  $       5,286    $         780    $      5,286    $    1,305


                                                          5,286              780           5,286         1,305
                                                   ------------    -------------    ------------    ----------
COSTS AND EXPENSES:
  Cost of goods & Services
                                                          1,997             --             1,997          --
   Selling, General and Administrative
                                                        981,318          176,801       2,195,026       905,067
   Depreciation and Amortization
                                                                   -------------    ------------    ----------
                                                          4,388          (11,591)          8,776        26,504
                                                   ------------    -------------    ------------    ----------

                                                        987,703          165,210       2,205,799       931,571
                                                   ------------    -------------    ------------    ----------

LOSS FROM OPERATIONS
                                                       (982,417)        (164,430)     (2,200,513)     (930,266)
   Interest Expense
                                                                   -------------    ------------    ----------
                                                         14,454          155,947          14,454       159,297
                                                   ------------    -------------    ------------    ----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS       $   (996,871)   $    (320,377)   $ (2,214,967) $ (1,089,563)


     Loss from Discontinued Operations
                                                           --           (303,553)           --        (419,227)
        Interest Income
                                                                                           1,582         1,582

NET INCOME (LOSS)                                  $   (995,289)   $    (623,930)   $ (2,213,385) $ (1,508,790)
                                                   ------------    -------------    ------------  ------------

BASIC INCOME (LOSS)  PER SHARE
   Continuing Operations
                                                          (0.01)           (0.01)          (0.02)        (0.03)
   Discontinuing Operations
                                                           --              (0.01)           --           (0.01)
 INCOME (LOSS) PER COMMON SHARES
                                                          (0.01)           (0.02)          (0.02)        (0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          103,520,686       42,929,264     135,066,725    33,951,207
                                                   ------------    -------------    ------------    ----------


NET INCOME (LOSS)                                     (1,508,790)       (995,289)       (623,930)   (2,213,385)

OTHER COMPREHENSIVE INCOME (LOSS)
                                                         (7,680)            --           (25,680)         --
   Unrealized loss of marketable securities
 COMPREHENSIVE INCOME (LOSS)

                                                     (1,002,969)        (623,930)     (2,239,065)   (1,508,790)
                                                   ============    =============    ============    ==========

               See notes to consolidated financial statements.




                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                 FOR THE SIX MONTHS ENDED DECEMBER 2001 AND 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                            $(2,213,385)   $(1,508,790)
         Adjustment to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                         8,776         26,504
             Amortization of Deferred Compensation                                               12,521
             Common shares issued for services                                 1,141,576        316,475
             Write down of assets                                                 42,131
             Unrealized Gain/Loss                                                (25,680)
      Changes in assets and liabilities:
             Accounts receivable                                                                  7,291
             Loan to officer                                                      23,030        (59,672)
             Related party receivables                                          (185,000)      (170,882)
             Other receivables                                                    23,866
             Other assets                                                         12,880
             Accounts payable an accrued expenses                                 57,950        135,949
             Payroll taxes payable                                               (23,339)           585
             Other Liabilities                                                   (11,110)       (28,126)
             Change in net assets of discontinued operations                                    460,931
                       Total adjustments                                       1,065,080        701,576
                                                                             -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                         (1,148,305)      (807,214)
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Cash                                                         17,303
      Acquisition of property and equipment                                       (6,138)
                                                                             -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         11,165

CASH FLOWS FROM FINANCING
ACTIVITIES:
      Sale of common stock                                                       203,650        450,000
      Proceeds (Repayments) of notes and loans payable                           (56,471)       339,000
      Proceeds from stock rights                                               1,349,000
      Purchase of treasury stock                                                  (6,000)
                                                                             -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    $ 1,490,179    $   789,000
                                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                  353,039        (18,214)
CASH - BEGINNING OF YEAR                                                          39,316         20,823
CASH - END OF PERIOD                                                         $   392,355    $     2,609
                                                                             ===========    ===========
Non cash investing and financing activities:
     Issuance of Stock for Notes/Loans - $665,000
     Issuance of Stock for Interest - $181,500
     Purchase of Virtual Bellhop - $397,107


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2001 and the results of operations and cash flows for the six-months ended December 31, 2001 have been included.

The results of operations for the six-months ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year ended June 30, 2002.

2.         DIVIDEND

On August 20, 2001 the Company announced a 8% stock dividend to stockholders of record on the close of business on September 21, 2001. The dividend payment date was October 16, 2001. The total amount of common shares distributed to shareholders as a result of the dividend was 9,801,623 shares.


3.         ACQUISITIONS

On November 20, 2001, the Company announced the acquisition of 100% of Virtual Bellhop, Inc., a specialty logistics services provider.

On December 11, 2001 the Company announced the formation of the FedFinancial commercial leasing business, which has been renamed Universal Express Capital.

The pro forma results of operations as if the business combination had occurred at the beginning of the respective period in which the Company was acquired as well as the beginning of the comparative period did not have a material effect on the Company.

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

Its principal businesses include the Private Postal Network(TM) (PPN), WorldPost(TM), Virtual Bellhop(R), Luggage Express(TM) and Universal Express Capital Corp.

Its association of independent and franchise nationwide postal stores (PPN) continues to evolve into a sophisticated buying service and market penetration vehicle.

WorldPost(TM), its discounted international delivery service, will earn revenues from selling Skynet discounted envelopes and services to the postal stores, as well as selling territory businesses for entrepreneurs interested in selling these shipping services to independent businesses.

Luggage Express(TM) will enable consumers to have their baggage picked up at their home by a local PPN member store and delivered to the consumers' destination.

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

As a result of selling two losing operations, yet revenue producing subsidiaries, the Company has, by design, shown no revenues for this and the previous quarter. The Company has positioned itself, however, (i) through two recently announced revenue producing acquisitions that more clearly fit its corporate image; (ii) the beginning of its new territory sales and envelope distributions to postal locations program of WorldPost(TM); and (iii) the aggressive development of its Postal Business Center programs, to exceed past quarterly revenues while substantially cutting excessive overhead costs. This corporate transition, as expected, will take a short period to obtain profits, while enjoying lower overhead and payments from purchasers of previous subsidiaries that are not recorded as revenue but have resulted in operational monies for the Company. This, along with removal of debt, finds the Company in better overall financial shape than last quarter.

The Company's new subsidiary, Universal Express Capital, secured executed lease orders in the amount of $511,300 on application volume exceeding $1,500,000 for its first week of operations (December 31, 2001). These orders represent confirmed lease commitments on commercial transportation equipment.

The month of January, 2002 showed further progress of this new subsidiary. The volume of lease requests being processed exceed $5,600,000. The management of USXP Capital believe that, upon completion of leasing requirements, this subsidiary should secure approximately $2,000,000 in lease orders for January, 2002 alone.

The Company retained the rights to sell Manhattan Concierge territories.

The Company's principal divisions:
Private Postal Network
WorldPost(TM)
Virtual Bellhop
Luggage Express
Universal Express Capital Corp.

                                   MARKETPLACE

A different global economy has grown over the past decade. With Internet and Catalog sales increasing it now requires an inexpensive and responsive final mile Domestic and International delivery network. USXP's Private Postal Network, coupled with warehouse and shipping capabilities, has been created by Universal's family of companies thus creating that final mile network.

The business of Universal has undergone expansion in the last decade. These changes will support its growing private postal network utilizing the 20,000 potential North American postal retail stores presently grossing over $8 billion in sales. Strong strategic relationships are currently being established with companies and manufacturers (page 10), which should empower our 8000 present members of the Private Postal Network.

Members of this Private Postal Network now provide the public with a possible complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers a variety of personal and business services as well as merchandise.

These private postal and business service centers form a highly fragmented cottage industry. USXP believes that since this industry generates over $8 billion in sales and presently consists of more than 20,000 independent operators, there is a market opportunity for the development of an association with the goal of unifying and organizing the independent and franchised postal stores nationwide. These members are electronically connected to other members and to the Private Postal Network Headquarters via their website. This website is scheduled to be introduced to the general public.

The Company believes that many companies will eventually need an affordable distribution system to deliver what their consumers purchase. Universal Express believes it has indeed positioned itself to be a contender in the global economy for the next decade with the creation of its additional subsidiaries, Luggage Express and Virtual Bellhop (Universal Express' Logistic luggage delivery services), WorldPost (Universal Express' Logistic international delivery system) and Universal Express Capital, lease financing.

                             PRIVATE POSTAL NETWORK
                                (pbcnetwork.com)

The Private Postal Network is an association formed to create a very much-needed partnership between previously unconnected shipping and packaging storeowners. This concept has been accomplished many times before in American industries, most notably by FTD's maturation of the independent florists across America and Interflora's unification and development of florists in Europe. The Private Postal Network provides independent storeowners with a variety of cost effective services and products to help increase their profitability, while they are able to maintain their local or franchised identities. The Private Postal Network mission statement is to provide consumers with a feeling of quality assurance when they choose to visit a member location and to have the owners of these locations utilize the various association services offered for them and their customers to augment their profitability.

                 THE SERVICE DIVISION OF PRIVATE POSTAL NETWORK

International Shipping:                   WORLDPOST.COM
Corrugated & Packaging:                   PACKAGING TECHNOLOGIES
Lamination and Photo ID's:                D&K LAMINEX
Customized Rubber Stamps:                 THESTAMPMAKER.COM
Equipment Leasing:                        ADVANTAGE LEASING
Promotional Items:                        INTERNATIONAL PROMOTION GROUP
Key Machines and Supplies:                LV SALES
Secure Document Delivery:                 NETEX
Moving Supplies:                          ALL BOXES DIRECT
Car Rental:                               HERTZ RENT-A-CAR
Customized Corrugated:                    CACTUS CORRUGATED
ATM Machines:                             E-TRADE
Business and Office Supplies:             PBCNBIZSUPPLIES.COM
Parcel Insurance:                         UNIVERSAL PARCEL INSURANCE CO.
Credit Card Processing:                   NOVA INFORMATION SYSTEMS & CARD READ
Check Processing:                         ECHECK2000.COM
Payroll and Tax Processing:               PAYCHEX
Air Miles Incentive Program:              AMERICAN AIRLINES
Travel and Entertainment:                 RESLINX
Shredder Cushioning Systems:              PAC-MATE
Air Purification Systems:                 AIR-TECH
Free Software:                            FREESOFT PROMOTIONS
Internet Access:                          PBC PRIVATE LABEL SERVICES

                                  WORLDPOST(TM)
                             (worldpostnetwork.com)

To understand WorldPost's International Delivery Territory opportunity one must begin with an explanation of Skyworld's history and its past relationship to Universal Express.

SkyWorld International Couriers, Inc. is the U.S. member of the SkyNet Worldwide Express Network, an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. SkyWorld developed and owns the SkyNet Trademark in the U.S. and most countries in Latin America. The SkyNet Network provides global delivery and logistics services to multinational firms. The Network currently delivers over 650,000 packages per month. It is the world's largest independently owned courier network and the 5th largest express courier network behind the integrated U.S. express carriers such as FedEx, UPS and DHL.

Unlike the major integrators who operate their own aircraft and thus offer rigid standardized pick up and delivery schedules, SkyNet Network members offer flexible, customized International services to meet the clients' specific distribution needs. Instead of operating its own fleet, SkyNet offers express International air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time sensitive documents, parcels, freight and mail. SkyNet provides on demand a scheduled pick up and delivery courier and freight services in the U.S. and in foreign countries throughout the world. It provides 24 to 72 hour delivery throughout the world.

Hubs operated by SkyNet Network members in London, Dubai, Johannesburg, Brussels, Singapore and Sydney allow the swift delivery of documents and parcels to almost any destination in the world within 72 hours.

Universal Express purchased and then after one year later sold SkyWorld to a Lanchile subsidiary importantly retaining discounted international rates for its PBC members and customers along with the rights to sell WorldPost territory business opportunities throughout North America. A WorldPost territory can be bought for as little as $80,000. The purchaser is trained at Miami SkyNet and at Universal's PBC and WorldPost offices also located in Florida. The purchaser of this territory will become part of a lucrative international shipping business with PBC postal stores to help him begin his new business. He will have discounted envelopes and rate chart and an override on the other services of participating postal stores in his territory. The purchaser will have aligned himself with over 268 international shipping partners and his rates are on the average of 20-50% below the traditional carriers.


According to industry averages, the Postal stores alone ship approximately $600,000,000 annually in international packages. Any percentage of that volume, coupled with over 600 locations to be sold @ $80,000 ($48,000,000) indicates a potential growth subsidiary.

The strategic synergy between WorldPost and USXP's Postal Store Association enhance its position in the shipping and service industry.

Universal Express's strategy of developing the Private Postal Network and WorldPost simultaneously is unique to the shipping industry. These postal locations can now create an inexpensive localized international delivery network for themselves rather than only offering the more expensive traditional carriers.


                                 VIRTUAL BELLHOP
                               virtualbellhop.com

Virtual Bellhop is the leading service provider specializing in luggage logistics. Through advanced technology, the internet and the existing service infrastructures of strategic partners Virtual Bellhop facilitates and manages the movement of door to door baggage and other items for leisure and business travelers.

With over 75 years of logistical corporate and entrepreneurial experience in relevant core businesses, Virtual Bellhop has created a powerful logistical business model driven by multi channel distribution and multi market demand. Virtual Bellhop has established unique strategic relationships with travel service providers and distribution partners.

There are significant market opportunities not limited to the one billion plus checked bags presently being moved each year. In addition, increased carry-on restrictions and security measures can upset time critical business trips as well as add loss or damage to luggage concerns, offering airline space saving and reduced employee overhead will allow the creation of a new revenue stream for re-selling or marketing Virtual Bellhop services.

Making travel easier and more enjoyable through luggage free travel is defined by Virtual Bellhop. The very difficult process of transporting baggage from doorstep to destination and back again will be replaced by Virtual Bellhop's vision of travel in the future.

Whether it be through partners like hotels, airlines, cruise lines, credit card companies, airline or travel agencies, or simply their neighborhood postal store, that offers to introduce Americans to luggage free travel, Virtual Bellhop is there.

                                 LUGGAGE EXPRESS
                             usxpluggageexpress.com


Luggage Express, the postal store exclusive service, has identified a significant niche in the travel industry - the transportation of passenger's luggage to and from airports. According to the Port Authority, the airports in the New York area (JFK, LaGuardia and Newark) processed 84 million passengers in 1997 (a number that is increasing yearly) with 148,680,000 items of check-in luggage (an average of 1.77 pieces per passenger). Nationwide over 1.5 billion suitcases are presently being checked by domestic passengers themselves.

There is no branded consumer accepted commercial luggage transportation service anywhere else in America. Universal Private Postal Network provides over 8000 no-cost warehouse locations.

The service includes luggage collection from home, hotel or business and delivery to consumer's end destination. Immediate benefits to the travelers include: convenience, help with large and heavy luggage items, avoiding long baggage check-in lines and minimizing pre-flight waiting time, as well as delays at retrieval carousels at journey's end.

The inbound service includes collection by local postal stores of passenger's luggage and then delivery by major carriers to the final destination. Arrangements for international customs clearance will be part of the service.

Another passenger benefit is the enhanced insurance at an additional cost if desired and safety of the passenger's luggage through a protective plastic wrap-around on each item.

At the same time, there are significant benefits to the airlines, which include: customer satisfaction, easier check-in, a secure alternative to curb-side check-in, less congestion in the departure hall with less luggage to screen and it should minimize departure delays. Negotiations are currently underway with airlines to offer the luggage service to first-class and business class passengers.

Luggage Express plans to charge approximately $80 per piece of dropped off luggage or a minimum of $95 per pick-up. The average couple, traveling for 10-14 days, with 3 pieces of luggage will presently spend $2500-3000 for such a trip. The addition of $240 is minimal for the added convenience of not having to stand in line for 2 hours prior to departure and no movement of luggage issues.


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

Luggage Express' website (usxpluggageexpress.com) is expected to be easy to remember and will fully explain the services to the public.

                         UNIVERSAL EXPRESS CAPITAL CORP.
                                 usxpcapital.com

The USXP family of companies has broadened the nature of its core business by entering the financial services industry via the subsidiary of Universal Express Capital Corp. A full service, asset based transportation/equipment lessor, Universal Express Capital provides capital acquisition funding, in the form of lease financing, to the national business community as well as within the framework of Universal Express other affiliates and subsidiaries.

Leasing is widely recognized as the intelligent choice for financing the purchase of income producing equipment for all industries. Domestic growth of lease financing continues to be impressive. Today, over 40% of financed purchases are facilitated with leasing capital as opposed to 20% just 10 years ago.

Universal Express Capital's dedicated team of professionals has forged strategic alliances with various manufacturing firms within an identified spectrum of markets. The industries they service include, but are not limited to, the following: limousines, livery, small fleets, rental vehicles, local delivery vans/trucks, buses and aircraft. Programs are designed to serve the needs of the national manufacturer, regional distributor, and local vendor/dealer.

The present day conventional banking environment provides a huge market penetration potential. In light of the many financial mergers and acquisitions in conjunction with a cloudy international banking climate, tighter lending requirements have provided funding opportunities to non-banking groups, such as Universal Express Capital Corp. A minimum annual projection of lease originations of $24,000,000 should provide a strong growth subsidiary for USXP. Universal Express Capital's management team has a strong production and service background providing a foundation for revenues well in excess of projections.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS

Management is continually concentrating on raising new capital to further develop the Private Postal Network, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, its latest acquisitions, Virtual Bellhop and USXP Capital and for future acquisitions.

Management views this year as a period of growth based upon its decision to concentrate on core business development through the Private Postal Network(TM), WorldPost(TM), Virtual Bellhop(R), Luggage Express(TM) and USXP Capital.

The sale of Skynet and Manhattan Concierge, have permitted the Company to shed a considerable amount of liabilities, in order to concentrate on its core businesses and to seek synergistic acquisitions, while retaining the benefits of territory sales for Skynet and Manhattan Concierge.

LIQUIDITY AND CAPITAL RESOURCES - FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

The net proceeds from new loans and investments in the Company was approximately $1,552,650. Approximately $1,148,304 was used in its operating activities.

Until the Private Postal Network, WorldPost(TM), Luggage Express and USXP Capital are fully operational, the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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

Item 2.              CHANGES IN SECURITIES -- NONE
                     ---------------------

Item 3.              DEFAULTS ON SENIOR SECURITIES -- NONE
                     -----------------------------

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -  NONE
                     --------------------------------------------

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


Dated:     February 14, 2001