Form 10QSB
period 2002-03-31
UNIVERSAL EXPRESS INC/
filed 2002-05-14
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2002:

--------------------------------------------------------------------------------
                                   $6,035,345
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                 Outstanding at March 31, 2002
--------------------------------------------------------------------------------
Class "A"                                 190,135,043
Class "B"                                   1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                        PAGE
                                                                        NUMBER



PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

 Balance Sheet - March 31, 2002                                            3

 Consolidated Statement of Operations -                                    4
 Three and nine months ended March 31, 2002

 Consolidated Statement of Cash Flows -                                    5
 Three and nine months ended March 31, 2002

 Notes to Consolidated Financial Statements                                6

Item 2. Management's Discussion and Analysis                               6
           of Financial Condition and Plan of
           Operations


PART II - OTHER INFORMATION                                               14


SIGNATURE                                                                 15




                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                            $    116,257
  Other Receivables                                                    197,217
                                                                  ------------
      Total Current Assets                                             313,474
                                                                  ------------
PROPERTY AND EQUIPMENT, NET                                             77,410
OTHER ASSETS:
  Loan to Officer                                                      847,001
  Related Party Receivables                                            837,424
  Goodwill                                                             397,107
  Other Assets                                                          31,790
                                                                  ------------
      Total Other Assets                                             2,113,322
                                                                  ------------

     TOTAL ASSET                                                  $  2,504,206
                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts Payable                                                $    629,207
  Accrued Expenses                                                   1,484,602
  Payroll Taxes Payable                                                135,418
  Other Liabilities                                                     31,655
  Notes Payable                                                        529,529
  Convertible Debentures                                               189,000
                                                                  ------------
      Total Current Liabilities                                      2,999,411
                                                                  ============

OTHER LONG-TERM LIABILITIES                                             26,141

STOCKHOLDERS' DEFICIENCY:
  Common Stock, $.005 par value;
     Authorized 247,000,000 Shares
     190,135,044 Shares Issued and Outstanding                         950,676
   Class B Common Stock, $.005 par value;
     Authorized 3,000,000 shares 1,280,000
     shares issued and outstanding                                       6,400
   Additional Paid-in Capital                                       33,257,707
   Accumulated Deficit                                             (33,344,658)
   Accumulated Other Comprehensive Income                             (118,680)
   Stock Rights                                                      2,254,002
   Common Stock in Treasury, at cost, 40,000 shares                    (18,000)
   Deferred Costs Related to Stock Issued for Services              (3,508,793)
                                                                  -------------

      Total Stockholders' Deficiency                                  (521,346)
                                                                  -------------

                                                                  $  2,504,206
                                                                  ============


                      See notes to consolidated financial statements




UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED
FOR THREE AND NINE MONTHS ENDING MARCH 31, 2001 AND 2002

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       ------------------                 -----------------
                                                     2002              2001             2002           2001
                                                     ----              ----             ----           ----
INCOME:
   Merchandise and Service Sales                $     223,957    $        --      $     229,243    $       1,305
                                                -------------    -------------    -------------    -------------
                                                      223,957             --            229,243            1,305
                                                -------------    -------------    -------------    -------------
COSTS AND EXPENSES:
  Cost of goods & Services                            215,750             --            217,747             --
   Selling, General and Administrative              1,202,729          350,083        3,397,755        1,255,150
   Depreciation and Amortization                       47,441           13,242           56,217           39,746
                                                -------------    -------------    -------------    -------------
                                                    1,465,920          363,325        3,671,719        1,294,897
                                                -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                               (1,241,963)        (363,325)      (3,442,476)      (1,293,592)
   Interest Expense                                    13,298           11,450           27,752          170,747
                                                -------------    -------------    -------------    -------------

 NET INCOME (LOSS) FROM CONTINUING OPERATIONS   $  (1,255,261)   $    (374,775)   $  (3,470,228)   $  (1,464,339)

     Gain from Discontinued Operations                   --          1,530,290             --          1,111,064
        Interest Income                                   734             --              2,316             --
                                                -------------    -------------    -------------    -------------

NET INCOME (LOSS)                               $  (1,254,527)   $   1,155,515    $  (3,467,912)   $    (353,275)
                                                =============    =============    =============    =============
BASIC INCOME (LOSS)  PER SHARE
   Continuing Operations                                (0.01)           (0.01)           (0.03)           (0.04)
   Gain from Discontinuing Operations                    --               0.03             --              (0.03)
                                                -------------    -------------    -------------    -------------

 INCOME (LOSS) PER COMMON SHARES                        (0.01)            0.02            (0.03)           (0.01)
                                                -------------    -------------    -------------    -------------
WEIGHTED AVERAGE COMMON SHARES                     88,267,613       55,749,877      178,090,774       40,720,412
 OUTSTANDING
                                                =============    =============    =============    =============

NET INCOME (LOSS)                                  (1,254,527)       1,155,515       (3,467,912)        (353,275)

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized loss of marketable securities              --               --            (25,680)            --
  COMPREHENSIVE INCOME (LOSS)                      (1,254,527)       1,155,515       (3,493,592)        (353,275)
                                                =============    =============    =============    =============


              See notes to consolidated financial statements.




                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                  FOR THE NINE MONTHS ENDED MARCH 2002 AND 2001
                                                                       2002            2001
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                  $(3,467,912)   $  (353,275)
         Adjustment to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                              14,086         43,060
             Amortization Of Deferred Compensation                        --           56,271
             Common shares issued for services                       1,819,584        320,475
             Write down of assets                                       42,131           --
             Unrealized Gain/Loss                                      (25,680)    (1,684,587)
      Changes in assets and liabilities:
             Accounts receivable                                      (197,217)        27,473
             Loan to officer                                            40,063        (54,502)
             Related party receivables                                (246,000)      (182,565)
             Other receivables                                          23,866           --
             Other assets                                               16,791           --
             Accounts payable an accrued expenses                      121,058        553,602
             Payroll taxes payable                                     (23,339)         7,987
             Other Liabilities                                         (11,110)       (34,502)
             Change in net assets of discontinued operations              --          173,907
                                                                   -----------    -----------
                       Total adjustments                             1,574,233       (773,381)
                                                                   -----------    -----------


NET CASH USED IN OPERATING ACTIVITIES                               (1,893,679)    (1,126,656)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Cash                                               17,303        200,000
      Acquisition of property and equipment                             (7,105)          --
                                                                   -----------    -----------
Net Cash Provided By Investing Activities                               10,198        200,000

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                             203,650        475,000
      Proceeds of notes and loans payable                               63,772        439,000
      Proceeds from stock rights                                     1,699,000          8,000
      Purchase of treasury stock                                        (6,000)          --
                                                                   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          $ 1,960,422    $   922,000
                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                         76,941         (4,656)
CASH - BEGINNING OF YEAR                                                39,316         20,823

CASH - END OF PERIOD                                               $   116,257    $    16,167
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the nine-months ended March 31, 2001 have been included.

The results of operations for the nine-months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year ended June 30, 2002.

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

On December 11, 2001 the Company announced the purchase of the FedFinancial commercial leasing business, which has been renamed Universal Express Capital.

On March 25, 2002 the Company announced the signing of a letter of intent to purchase Target Market Corporation, a direct marketing company.


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

The Company signed a letter of intent on March 22, 2002, to acquire Target Market Corporation, a direct marketing company which the Company believes will be synergistic to its other businesses and contribute to the overall growth of all of its units.

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

As a result of selling two losing operations which were revenue producing subsidiaries, the Company has, shown no revenues for this and the previous quarter. The Company has positioned itself, however, (i) through two recently announced revenue producing acquisitions that more clearly fit its corporate image; (ii) the beginning of its new territory sales and envelope distributions to postal locations program of WorldPost(TM); and (iii) the aggressive development of its Postal Business Center programs, to exceed past quarterly revenues while substantially cutting excessive overhead costs. This corporate transition, as expected, will take a short period to obtain profits, while enjoying lower overhead and payments from purchasers of previous subsidiaries that are not recorded as revenue but have resulted in operational monies for the Company. This, along with removal of debt, finds the Company in better overall financial shape than last quarter.

The Company's new subsidiary, Universal Express Capital, secured executed lease orders in the amount of $3,314,000 on application volume exceeding $10,295,345 for its operations from December 31, 2001 to March 31, 2002. These orders represent confirmed lease commitments on commercial transportation equipment.

The month of January through March, 2002 showed further progress of this new subsidiary. The volume of lease requests being processed exceed $10,295,345. The management of USXP Capital believe that, upon completion of leasing requirements, this subsidiary should secure approximately $5,500,000 in lease orders from April through June, 2002,

The Company retained the rights to sell Manhattan Concierge territories.

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


                 THE SERVICE DIVISION OF PRIVATE POSTAL NETWORK

International Shipping:                   WORLDPOST.COM
Corrugated & Packaging:                   PACKAGING TECHNOLOGIES
Lamination and Photo ID's:                D&K LAMINEX
Customized Rubber Stamps:                 THESTAMPMAKER.COM
Equipment Leasing:                        ADVANTAGE LEASING
Promotional Items:                        INTERNATIONAL PROMOTION GROUP
Key Machines and Supplies:                LV SALES
Secure Document Delivery:                 NETEX
Moving Supplies:                          ALL BOXES DIRECT
Car Rental:                               HERTZ RENT-A-CAR
Customized Corrugated:                    CACTUS CORRUGATED
ATM Machines:                             E-TRADE
Business and Office Supplies:             PBCNBIZSUPPLIES.COM
Parcel Insurance:                         UNIVERSAL PARCEL INSURANCE CO.
Credit Card Processing:                   SINGLE SOURCE FINANCIAL SERVICES
Check Processing:                         ECHECK2000.COM
Payroll and Tax Processing:               PAYCHEX
Air Miles Incentive Program:              AMERICAN AIRLINES
Travel and Entertainment:                 RESLINX
Shredder Cushioning Systems:              PAC-MATE
Air Purification Systems:                 AIR-TECH
Free Software:                            FREESOFT PROMOTIONS
Internet Access:                          PBC PRIVATE LABEL SERVICES

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

On April 30, 2002 Virtual Bellhop was featured in The Wall Street Journal as the best service in the United States in the movement of luggage for airline passengers.



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

USXP Capital has established a non-recourse lending relationship with AmeriCredit, Summit Acceptance and various other leading national consumer auto lenders. It also has developed a Nationwide Van/Truck Leasing Program to be available to private postal stores and small businesses.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS

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

LIQUIDITY AND CAPITAL RESOURCES - FOR THE NINE MONTHS ENDED MARCH 31, 2002

The net proceeds from new loans and investments in the Company was approximately $1,902,650. Approximately $1,893,679 was used in its operating activities.

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

Item 2.              CHANGES IN SECURITIES -- NONE
                     ---------------------

Item 3.              DEFAULTS ON SENIOR SECURITIES -- NONE
                     -----------------------------

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                     -----------------------------------------------------
                            NONE

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


Dated:     May 14, 2002