Form 10KSB
period 2002-06-30
UNIVERSAL EXPRESS INC/
filed 2002-09-27
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 2001 TO JUNE 30, 2002

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

State issuer's revenues for the period: $431,199. State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 27, 2002, $4,118,030 (based on 191,536,324) shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock.


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X      No
                                                 -----     -----

The registrant had 224,076,498 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 2002 and 1,280,000 shares of Class B Common Stock.


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

Its principal businesses include the Private Postal Network(TM)(PPN), Universal Express Logistics, Inc., which includes WorldPost(TM), Virtual Bellhop(R)and Luggage Express(TM), and Universal Express Capital Corp.

On September 4, 2002, the Company announced that it completed the purchase of a majority interest in Swiss American Financial Corp. One of Swiss American's initial programs will be offering a stored-value MasterCard(R) from a major New York Bank that can be utilized as a simple "credit/debit" card for purchases, as an ATM card for cash withdrawals from any ATM machine worldwide, a method of transferring funds globally to relatives at minimal cost and a myriad of other credit applications. This bank-approved program is able to offer a 100% approval rate with no credit check.

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

Virtual Bellhop(R) is a premier door-to-door luggage transportation service.

Universal Express Capital Corp. is a full service asset based transportation/equipment leasing company.

USXP continues to mature as an accepted participant within the shipping and postal store industry.

The web site for the company and its businesses is http://www.usxp.com.

                         THE BUSINESS OF THE CORPORATION

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies and divisions centered around its private postal system.

The Company's principal subsidiaries and divisions are:
Private Postal Network(TM)
WorldPost(TM)
Virtual Bellhop(TM)
Luggage Express(TM)
Universal Express Capital Corp.

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

The business of Universal has undergone expansion in the last decade. These changes will support its growing private postal network utilizing the 20,000 potential North American postal retail stores presently grossing over $8 billion in sales. Strong strategic relationships are currently being established with companies and manufacturers (page 5), which should empower our 8000 present members of the Private Postal Network.

Members of this Private Postal Network now provide the public with a possible complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers a variety of personal and business services as well as merchandise.

The Company believes that many companies will eventually need an affordable distribution system to deliver what their consumers purchase. Universal Express believes it has indeed positioned itself to be a contender in the global economy for the next decade with the creation of its additional subsidiaries, Luggage Express and Virtual Bellhop (Universal Express' Logistics luggage delivery services), WorldPost (Universal Express Logistics international delivery system) and Universal Express Capital's lease financing.

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


                 THE SERVICE DIVISION OF PRIVATE POSTAL NETWORK

International Shipping:                   WORLDPOST.COM
Corrugated & Packaging:                   PACKAGING TECHNOLOGIES
Lamination and Photo ID's:                D&K LAMINEX
Customized Rubber Stamps:                 THESTAMPMAKER.COM
Equipment Leasing:                        ADVANTAGE LEASING
Key Machines and Supplies:                LV SALES
Moving Supplies:                          ALL BOXES DIRECT
Car Rental:                               HERTZ RENT-A-CAR
Customized Corrugated:                    CACTUS CORRUGATED
ATM Machines:                             E-TRADE
Business and Office Supplies:             PBCNBIZSUPPLIES.COM
Parcel Insurance:                         UNIVERSAL PARCEL INSURANCE CO.
Credit Card Processing:                   SINGLE SOURCE FINANCIAL SERVICES
Check Processing:                         ECHECK2000.COM
Payroll and Tax Processing:               PAYCHEX
Air Miles Incentive Program:              AMERICAN AIRLINES
Travel and Entertainment:                 RESLINX
Shredder Cushioning Systems:              PAC-MATE
Air Purification Systems:                 AIR-TECH
Free Software:                            FREESOFT PROMOTIONS
Internet Access:                          PBC PRIVATE LABEL SERVICES

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

Hubs operated by SkyNet Network members in Miami, London, Dubai, Johannesburg, Brussels, Singapore and Sydney allow the swift delivery of documents and parcels to almost any destination in the world within 72 hours.

Universal Express purchased and then after one year later sold SkyWorld to a Lanchile subsidiary importantly retaining discounted international rates for its Private Postal Network members and customers along with the rights to sell WorldPost territory business opportunities throughout North America. A WorldPost territory can be bought for as little as $80,000. The purchaser is trained at SkyNet Miami and Universal Express Logistics' offices, PPN and WorldPost offices also located in Florida. The purchaser of this territory will become part of a lucrative international shipping business with PPN postal stores to help him begin his new business. He will have discounted envelopes and rate chart and an override on the other services of participating postal stores in his territory. The purchaser will have aligned himself with over 268 international shipping partners and his rates are on the average of 20-50% below the traditional carriers.

According to industry averages, the Postal stores alone ship approximately $600,000,000 annually in international packages. Any percentage of that volume, coupled with over 600 locations to be sold @ $80,000 per location indicates a potential growth subsidiary.

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

On July 3, 2002 Virtual Bellhop formed a marketing partnership with American Express' Travel & Leisure Elite Traveler to provide its 65,000 members with exclusive access to the transport door-to-door of baggage, sports equipment, business materials and related items for airline travelers.

On July 31, 2002 Virtual Bellhop partnered with Fairmont Hotels to provide access to Virtual Bellhop's discounted platinum luggage delivery service for U.S. residents travelling to one of 11 select Fairmont properties within the Continental United States or Hawaii.

On August 15, 2002, Virtual Bellhop signed a partnership agreement with Andrew Harper's Q Club, an organization which offers hotel reservations and other top level travel concierge related services to an exclusive group of executive travelers.


                               LUGGAGE EXPRESS(TM)
                             usxpluggageexpress.com


Luggage Express has identified a significant niche in the travel industry - the transportation of passenger's luggage to and from home, hotel, office and, exclusively, postal store members. According to the Port Authority, the airports in the New York area (JFK, LaGuardia and Newark) processed 84 million passengers in 1997 (a number that is increasing yearly) with 148,680,000 items of check-in luggage (an average of 1.77 pieces per passenger). Nationwide over 1.5 billion suitcases are presently being checked by domestic passengers themselves. Luggage Express is a division of Universal Express Logistics, Inc.

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

The inbound service includes collection by local postal stores or related service providers of passenger's luggage and then delivery by major carriers to the final destination. Arrangements for international customs clearance will be part of the service.

Another passenger benefit is the enhanced insurance at an additional cost if desired and safety of the passenger's luggage through the soon to be introduced protective plastic wrap-around on each item.

At the same time, there are significant benefits to the airlines, which include: customer satisfaction, easier check-in, a secure alternative to curb-side check-in, less congestion in the departure hall with less luggage to screen and it should minimize departure delays. Negotiations are currently underway with airlines to offer the luggage service to first-class and business class passengers.

Luggage Express plans to charge approximately $80 to $95 per piece of dropped off or picked up luggage. The average couple, traveling for 10-14 days, with 3 pieces of luggage will presently spend $2500-3000 for such a trip. The addition of $240 is minimal for the added convenience of not having to stand in line for 2 hours prior to departure and no movement of luggage issues.

Luggage Express, may conduct sales through travel agents as an affiliate program, which will offer the service to their clients when their tickets are booked. The service will be advertised directing passengers to call an 800 number for pick-up. It is estimated that 30% of the luggage business will be derived from travel agents or travel website efforts.

While USXP cannot be definite as to the market penetration that it will achieve, the FAA expects the number of airline passengers to double by 2005, making domestic luggage exceed 3 billion suitcases.

The short-term goal of USXP Logistics is to go international with its 268 worldwide partners once it has reached a 1% market penetration, utilizing its postal business center warehouse network presently located in all 50 states.

Luggage Express' website (www.usxpluggageexpress.com) is expected to be easy to remember and will fully explain the services to the public. By November 2002, an automatic quote upgrade will allow members to book 100% on-line. Luggage Express, which was featured in the May 31, 2002 edition of USA Today in an article on luggage transportation and lately in the Sun Sentinel article in September 2002, announced on July 8, 2002 that its innovative new website, WWW.USXPLUGGAGEEXPRESS.COM, provides on-line quote requests and handling information for luggage-free travel, along with providing, information on a traveler's destination.

On August 8, 2002, Luggage Express announced its Luggage Express Travelers Club (LE Club) program providing annual club memberships entitling members to register their luggage for up-to-20 one-way deliveries in the U.S., for a special discounted rate. Also, on September 4, 2002 Luggage Express announced that its services would be featured on all video equipped United Airlines flights for September, 2002 with 2.8 million to 3 million traveler exposures.


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

USXP Capital has established various non-recourse lending relationships with leading national consumer auto lenders. It also has developed a Nationwide Van/Truck Leasing Program to be available to private postal stores and small businesses.

On June 12, 2002, Universal Express Capital announced plans to purchase GO Automotive Leasing Corp., a well established commercial leasing company with approximately $20,000,000 worth of lease receivable assets. Additionally, other tentative lease portfolio purchases and quality acquisitions within this industry provide a solid platform for strong growth for many years to come.

                     UNIVERSAL EXPRESS TRANSPORTATION, INC.

Universal Express Transportation Inc is our newest business designed to develop and market the exclusive rights to the patented Neoplan Intermodal Coach, a new "over the road" bus vehicle designed to carry both passengers and express freight. Also, Universal Express has established strategic alliance relationships with nationally recognized quality coach fabricators and manufacturers with the specific purpose of retrofitting existing bus fleets to add freight to the carrying capability for buses to achieve, among other things, a less expensive form of movement of luggage packages and mail. Universal Express Capital will play an important role in the financing of these programs.

                                   COMPETITION

The company believes that the maturation of the Private Postal Network ("PPN") will strengthen the profitable atmosphere of this cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independent stores from properly promoting their services. The ability of PPN to create a nationally accepted private postal industry that the American public will embrace and trust should recreate a viable industry. The Company feels it can convince through financial discounts the independent and nationwide franchisors that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership and private postal system.

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

The opportunities to expand our corporate scope are limitless due to shipping, logistical distribution needs and growth of services through the world.

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

Members of PPN provide the public with a complement to U.S. Post Offices for many retail postal services. In addition, our Service Centers offer individuals and business customers a variety of personal, business and communications services and merchandise.

                                   MANAGEMENT

Mr. Richard A. Altomare has been President and CEO of Universal Express since May 1992. Mr. Altomare directs the Company, and is continuing to build a multi-faceted Company foundation for future growth in the global marketplace. He envisions a synergistic company capable of creating a profitable partnership between packaging store owners and their carriers, as well as building innovative businesses in the logistics and transportation fields.


                         TRADE MARKS AND SERVICE MARKS

The Company is the owner of tradenames, trademarks and service marks for the names and marks Universal Express(TM), Private Postal Network(TM), USXP Capital(TM), WorldPost(TM), Luggage Express(TM), Virtual Bellhop(R), USXP Logistics(TM) and USXP Transportation(TM).


                                    EMPLOYEES

As of June 30, 2002, the Company employed 20 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its Private Postal Network, USXP Capital, Luggage Express and WorldPost(TM) expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 2002 and beyond. The Company's Stock Option Plan provides for the issuance of up to 1.25 million shares of the Company's common stock.

                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

USXP's present corporate headquarters is located at 1230 Avenue of the Americas, New York, New York, with administrative offices at 5295 Town Center Road, Boca Raton, Florida. The Private Postal Network has an office in Centereach, New York. Virtual Bellhop has offices in Chicago, Illinois.

                                     ITEM 3

                                LEGAL PROCEEDINGS

The Company was awarded a $389 million dollar damage verdict by a jury in Dade County, Florida, upon which judgment was entered, against Select Capital, Ronald
G. Williams and Walter Kolker. We believe that the judgment, which is non-appealable, is substantially collectible.

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
                                                         BID
               QUARTER ENDED               LOW                     HIGH

                  9/30/01                  $0.014                 $0.198
                 12/31/01                  $0.031                 $0.083
                  3/31/02                  $0.032                 $0.061
                  6/30/02                  $0.019                 $0.039

As of June 30, 2002, there were over 7,000 holders of record of the Company's Common Stock.

The Transfer Agent and Registrar of the Company's Common Stock is OTC Corporate Transfer Service Co.

A 8% stock dividend was declared in this fiscal year.

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

Management views this year as a period of growth based upon its decision to concentrate on core business development through the Private Postal Network, WorldPost(TM), Virtual Bellhop(R), Luggage Express(TM) and USXP Capital(TM).

The sale of Skynet and Manhattan Concierge last year permitted the Company to shed a considerable amount of liabilities, in order to concentrate on its core businesses and to seek synergistic acquisitions, while retaining the benefits of territory sales for Skynet and Manhattan Concierge and $700,000 worth of credits with Skynet for WorldPost shipments. Although these credits represent a significant asset to the Company, they will be accounted for as used.

On August 27, 2002, the Company announced that its investors have collectively agreed to convert their $2,500,000 of previously invested stock rights for restricted common shares at $0.32 per share.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended June 30, 2002, the Company's financing activities provided $2,213,656 while $2,221,630 was used in its operating and investing activities.

The Company's working capital deficiency for fiscal 2002 was $2,108,000 compared with $3,371,000 in fiscal 2001. This decrease reflects a substantial decrease in the Company's liabilities.

The Company's net loss for fiscal 2002 was $3,499,000 compared with $2,960,000 in fiscal 2001. This increase reflects investments in two new businesses, Virtual Bellhop and Universal Express Capital.

Until the Private Postal Network, Virtual Bellhop, USXP Capital and WorldPost(TM) are fully developed, the Company will continue to rely on equity and debt raises to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

Management is presently exploring methods to increase available credit lines as well as methods to increase working capital through both traditional and non-traditional debt services.

During this fiscal year, the Company's Chairman purchased 16,300,000 shares from an investor at $.074 per share. On July 7, 2002, the Company authorized additional 100,000,000 shares of common stock.


                                     ITEM 7

                              FINANCIAL STATEMENTS

The Company's audited financial statements for the Current Period are found on the next succeeding pages of this Report on Form 10-KSB.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES

                              FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                        INDEX TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001






                                                                            Page
                                                                          ----

Independent Auditors' Report...........................................    F-1

Financial Statements

      Consolidated Balance Sheet.......................................    F-2

      Consolidated Statements of Operations and
          Comprehensive Income (Loss)..................................    F-3

      Consolidated Statements of Stockholders' Equity..................    F-4

      Consolidated Statements of Cash Flows............................  F-5-F6

      Notes to Consolidated Financial Statements....................... F-7-F-19

                          Independent Auditors' Report




To the Board of Directors and Stockholders of Universal Express, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Universal Express, Inc. and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations and comprehensive (loss), stockholders' equity and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Express, Inc. and Subsidiaries as of June 30, 2002 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company incurred a loss of $3,498,838 from continuing operations for the year ended June 30, 2002 and had a working capital deficiency of $2,107,637 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bridgewater, New Jersey
August 2, 2002



                                                                             F-1








INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of
Universal Express, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows of Universal Express, Inc. and Subsidiaries for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Universal Express, Inc., and Subsidiaries operations and cash flows for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred loss of approximately $3,479,000 from continuing operations for the year ended June 30, 2001 and had a working capital and stockholders' deficiency of approximately $3,371,000 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ FELDMAN SHERB & CO., P.C.
                                                   -----------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
October 11, 2001





                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

         Assets

Current Assets

    Cash                                                                     $         31,342

    Accounts receivable                                                                18,039

    Other receivables                                                                   7,700

    Other current assets                                                               46,391

      Total Current Assets                                                            103,472

Property and Equipment, net                                                            88,688

Other Assets

    Loan to officer                                                                   878,811

    Related party receivables                                                         891,424

    Goodwill                                                                          397,107

    Other assets                                                                       14,385

      Total Other Assets                                                            2,181,727

      Total Assets                                                                  2,373,887

      Liabilities and Stockholders' Equity

Current Liabilities
    Accrued officers' salary                                                        1,012,400
    Accounts payable                                                                  392,640
    Accrued expenses                                                                  339,433
    Accrued interest                                                                  168,380
    Bank line of credit                                                                49,990
    Current maturities of long-term debt                                               77,266
    Notes payable                                                                      71,000
    Convertible debenture                                                             100,000
      Total Current Liabilities                                                     2,211,109

Long-Term Debt, Net of Current Maturities                                             144,507

      Total Liabilities                                                             2,355,616

Commitments and Contingencies

Stockholders' Equity

    Common stock, $.005 par value; authorized 250,000,000 shares,
224,126,498 shares issued, 224,076,498 shares outstanding                           1,120,634

    Class B common stock, $.005 par value; authorized 3,000,000 shares
1,280,000 shares issued and outstanding                                                 6,400

    Additional paid-in capital                                                     34,087,036

    Accumulated deficit                                                          (33,375,583)

    Accumulated other comprehensive income (loss)                                   (119,400)

    Stock rights                                                                    2,721,502

    Common stock in treasury, at cost, 50,000 shares                                 (18,000)

    Deferred service costs                                                        (4,404,318)

      Total Stockholders' Equity                                                       18,271

         Total Liabilities and Stockholders' Equity                          $      2,373,887
                                                                               ===============




                                                                             F-2

 See notes to consolidated financial statements.


                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                               Years Ended June 30,
                                                                     ------------------------------------

                                                                              2002                 2001
                                                                              ----                 ----

Revenue                                                            $         431,199  $            1,780

Cost of goods sold                                                           395,706                   -

Gross Profit                                                                  35,493               1,780



Selling, general and administrative                                        3,521,569           3,177,822

Depreciation                                                                  20,419               1,235

      Total Operating Expenses                                             3,541,988           3,179,057


Loss From Operations                                                     (3,506,495)         (3,177,277)



Other Income (Expense)

    Interest income                                                           49,765                   -

    Interest expense                                                        (42,108)           (301,442)

      Total Other Income (Expense)                                             7,657           (301,442)



Loss From Continuing Operations                                          (3,498,838)         (3,478,719)



Discontinued Operations:

    Loss from discontinued operations                                              -           (733,798)

    Net gain from disposal of discontinued operations,
      net of income taxes                                                          -           1,252,992


Income From Discontinued Operations                                                -             519,194


Net Loss                                                           $     (3,498,838)  $      (2,959,525)


Basic Income (Loss) Earnings Per Share

    Continuing operations                                                     (0.02)              (0.07)

    Loss from discontinued operations                                              -              (0.02)

    Gain from disposal of discontinued operations                                  -                0.03


Basic Loss Per Common Shares                                       $          (0.02)  $           (0.06)


Weighted Average Common Shares Outstanding                               161,689,593          47,488,651


Net Loss                                                           $     (3,498,838)  $      (2,959,525)


Other Comprehensive Income (Loss)

    Unrealized loss on marketable securities                                (26,400)            (93,000)


Comprehensive Income (Loss)                                        $     (3,525,238)  $      (3,052,525)
                                                                     ================   =================






                                                                             F-3
See notes to consolidated financial statements.


                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY








                                                         Common Stock              Class B Stock
                                                                                                           Paid In        Stock
                                                 # of Shares       Amount       # of Shares     Amount     Capital        Rights
                                                 -----------       ------       -----------     ------     -------        ------



Balance July 1, 2000                              18,819,439  $     94,097    1,280,000    $   6,400  $ 23,866,861  $    795,002


Sale of Common Stock                              10,656,203        53,281            -            -       616,494     (174,775)

Common Shares Issued for Deferred Services        24,708,300       123,542            -            -       967,873             -

Amortization of Deferred Services                          -             -            -            -             -             -

Common Shares Issued for Services                  2,169,782        10,849            -            -       484,550             -

Common Shares Issued for Conversion
   of Debentures and Interest                      7,500,000        37,500            -            -       805,860             -

Common Shares Issued for Dividend                    997,565         4,988            -            -       (4,988)             -

Common Shares Issued for Accrued Officers Salary  17,000,000        85,000            -            -       732,600             -

Common Shares Issued for Investment                3,000,000        15,000            -            -       105,000             -

Cash Received for Stock Rights                             -             -            -            -             -       360,000

Unrealized Loss on Marketable Securities                   -             -            -            -             -             -

Cumulative Translation Adjustment                          -             -            -            -             -             -

Net Loss                                                   -             -            -            -             -             -


Balance June 30, 2001                             84,851,289       424,257    1,280,000        6,400    27,574,250       980,227


Sale of Common Stock                               2,136,509        10,683            -            -       192,967             -

Common Shares Issued for Deferred Services        94,083,160       470,416            -            -     4,917,572             -

Amortization of Deferred Services                          -             -            -            -             -             -

Common Shares Issued for Services                  3,481,668        17,408            -            -       119,352             -
          Common Shares Issued for Conversion
             of Loans and Interest                13,401,722        67,009            -            -       779,491             -

Common Shares Issued for Dividends                 9,801,623        49,008            -            -      (49,008)             -

Common Shares Issued for Investment                4,402,999        22,015            -            -       170,105             -

Warrants Issued for Investment                             -             -            -            -        16,920             -

Common Shares Issued for Stock Rights             11,967,528        59,838            -            -       365,387     (425,225)

Cash Received for Stock Rights                             -             -            -            -             -     2,166,500

Common Shares Purchased from Investors                     -             -            -            -             -             -

Unrealized Loss on Marketable Securities                   -             -            -            -             -             -

Net Loss                                                   -             -            -            -             -             -



Balance June 30, 2002                            224,126,498  $  1,120,634    1,280,000    $   6,400  $ 34,087,036  $  2,721,502
                                                =============   ===========  ===========   ==========   ===========   ===========









                                                                                  Accumulated
                                                                                    Other      Cumulative
                                               Treasury Stock     Accumulated   Comprehensive  Translation  Deferred
                                            # of Shares   Amount     Deficit        Income      Adjustment  Services       Totals
                                            -----------   ------     -------        ------      ----------  --------     ---------



Balance July 1, 2000                         40,000  $ (12,000)   $(26,917,220)  $        -  $  182,883  $(1,087,687)  $ (3,071,664)


Sale of Common Stock                              -           -               -           -           -             -       495,000

Common Shares Issued for Deferred Services        -           -               -           -           -   (1,091,415)           -

Amortization of Deferred Services                 -           -               -           -           -     1,376,187     1,376,187

Common Shares Issued for Services                 -           -               -           -           -             -       495,399

Common Shares Issued for Conversion
   of Debentures and Interest                     -           -               -           -           -             -       843,360

Common Shares Issued for Dividend                 -           -               -           -           -             -           -

Common Shares Issued for Accrued
  Officers Salary                                 -           -               -           -           -             -       817,600

Common Shares Issued for Investment               -           -               -           -           -             -       120,000

Cash Received for Stock Rights                    -           -               -           -           -             -       360.000

Unrealized Loss on Marketable Securities          -           -               -    (93,000)           -             -       (93,000)

Cumulative Translation Adjustment                 -           -               -           -   (182,883)             -      (182,883)

Net Loss                                          -           -     (2,959,525)           -           -             -    (2,959,525)


Balance June 30, 2001                        40,000    (12,000)    (29,876,745)    (93,000)           -     (802,915)    (1,799,526)


Sale of Common Stock                              -           -               -           -           -             -       203,650

Common Shares Issued for Deferred Services        -           -               -           -           -   (5,387,988)           -

Amortization of Deferred Services                 -           -               -           -           -     1,786,585     1,786,585

Common Shares Issued for Services                 -           -               -           -           -             -       136,760
     Common Shares Issued for Conversion
       of Loans and Interest                      -           -               -           -           -             -       846,500

Common Shares Issued for Dividends                -           -               -           -           -             -           -

Common Shares Issued for Investment               -           -               -           -           -             -       192,120

Warrants Issued for Investment                    -           -               -           -           -             -        16,920

Common Shares Issued for Stock Rights             -           -               -           -           -             -           -

Cash Received for Stock Rights                    -           -               -           -           -             -     2,166,500

Common Shares Purchased from Investors       10,000     (6,000)               -           -           -             -        (6,000)

Unrealized Loss on Marketable Securities          -           -               -    (26,400)           -             -       (26,400)

Net Loss                                          -           -     (3,498,838)           -           -             -    (3,498,838)



Balance June 30, 2002                        50,000  $ (18,000)   $(33,375,583)  $(119,400)           -  $(4,404,318)    $   18,271
                                           =========   =========   =============  ==========  ==========  ============   ===========




                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Years Ended June 30,
=====================================================================    ---------------------------------------
                                                                                2002                  2001
                                                                                ----                  ----

Cash Flows From Operating Activities
      Net Loss                                                         $      (3,498,838)    $      (2,959,525)
    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities
         Depreciation                                                              20,419                 1,235
         Common shares issued for services                                        136,760             1,871,586
         Unrealized loss                                                         (26,400)                     -
         Gain from disposal of discontinued operations                                  -           (1,252,992)
         Amortization of deferred services                                      1,786,585                     -
    Changes in assets and liabilities
         Accounts receivable                                                     (18,039)                69,822
         Other receivables                                                        110,700             (118,400)
         Other assets                                                            (19,706)                 3,471
         Accounts payable and accrued expenses                                  (198,365)               655,075
         Payroll taxes payable                                                  (157,986)                32,508
         Other liabilities                                                       (50,951)              (73,412)
         Change in net assets of discontinued operations                                -             1,165,138
                                                                       ------------------    ------------------
            Total adjustments                                                  1,583,017             2,354,031
                                                                       ------------------    ------------------
Net Cash Used in Operating Activities                                         (1,915,821)             (605,494)
                                                                       ------------------    ------------------

Cash Flows From Investing Activities
    Acquisition of cash                                                            17,303                     -
    Loan to officer                                                                 8,253              (17,164)
    Related party receivables                                                   (300,000)             (241,165)
    Acquisition of property and equipment                                        (31,365)              (45,000)
                                                                       ------------------    ------------------
Net Cash Used In Investing Activities                                           (305,809)             (303,329)
                                                                       ------------------    ------------------

Cash Flows From Financing Activities
    Sale of common stock                                                          203,650               495,000
    Repayment of issuance of convertible debt                                    (89,000)                     -
    Repayment of bank line of credit                                             (18,643)                     -
    Net proceeds (repayment) of notes payable                                    (42,851)                72,316
    Proceeds from stock rights                                                  2,166,500               360,000
    Purchase of treasury stock                                                    (6,000)                     -
                                                                       ------------------    ------------------
Net Cash Provided by Financing Activities                                       2,213,656               927,316
                                                                       ------------------    ------------------

Net Increase (Decrease) in Cash                                                   (7,974)                18,493
Cash - Beginning of Year                                                           39,316                20,823
                                                                       ------------------    ------------------
Cash - End of Year                                                                 31,342    $           39,316
                                                                       ------------------    ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest                             $           22,393    $            8,350
                                                                         =================     =================







                                                                             F-5
See notes to consolidated financial statements.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Non Cash Investing and Financing Activities

For the year ended June 30, 2002:

      The Company issued 94,083,160 shares of common stock valued at $5,387,988 for deferred services. The Company issued 3,481,668 shares of common stock valued at $136,760 for services. The Company issued 13,401,722 shares of common stock for the conversion of loans and interest in the amount of $846,500.
      The Company issued 9,801,623 shares of common stock in accordance with the declaration of an 8% stock dividend.
      The Company issued 4,402,999 shares of common stock, 940,000 warrants to purchase shares of common stock and a $90,000 note payable for the purchase of Virtual Bellhop LLC. Total non cash value was $299,000.
      The Company issued 11,967,528 shares of common stock for the conversion of $425,225 of stock rights.

For the year ended June 30, 2001:

      Seenote 16 for the issuance of common shares for dividends, stock rights, services, conversion of debentures and accrued interest and unrealized holding loss on marketable securities.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    Nature of Organization

           Universal Express, Inc. ("USXP" or "the Company") was incorporated in the state of Nevada on April 6, 1983 and is an integrated business to business services company centered around the private postal and international shipping industries. Its principal subsidiaries include Universal Express Capital Corp. and Universal Express Logistics, Inc. (which includes Virtual Bellhop, LLC, Luggage Express and Worldpost, its international shipping divisions), and Private Postal Center Network.com (PPN Network) and its division Postal Business Center Network.com ("PBC Network").

           The PPN Network is an association with the goal of unifying and organizing independent and franchised postal stores nationwide.

           Universal Express Capital Corp. is a full service asset based transportation/equipment leasing brokerage company.

           Virtual Bellhop, Inc. is a door to door luggage transportation service with established unique strategic relationships with well know travel service providers and distribution partners.

           Luggage Express provides transportation of passenger's luggage to and from home, hotel, office, and, exclusively, postal store members

           On January 2, 2001, USXP sold its 51% interest in SkyWorld International Couriers, Inc. ("SkyNet") in exchange for $400,000, $200,000 of which was paid at closing and the balance to be paid over seven months, a non-exclusive license to sublicense the SkyNet name in connection with an international courier service in the United States, and delivery service credits of $700,000 provided that USXP shall not use no more then $50,000 in credits in any one month, unless authorized by SkyNet. Through June 30, 2002, the Company has used $7,518 of the aforementioned credits.

           On May 11, 2001 USXP sold all of the assets of its subsidiary Downtown Theater Ticket Agency, Inc. ("DTTA") for $50,000 and a promissory note of approximately $392,000 payable over approximately 33 years.

           In addition, USXP owns several other subsidiaries with little or no activity and seeks new acquisitions which will complement the PBC Network.

           Hereinafter, all of the aforementioned companies are collectively referred to as the "Company".

      Basis of Presentation

           The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses from continuing operations of $3,498,838 and $3,478,719 for the years ended June 30, 2002 and 2001, respectively, and had a working capital deficiency of $2,107,637 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and is continually evaluating the Company's operations, however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, Continued

      Principles of Consolidation

           The accompanying financial statements consolidate the accounts of USXP and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition

           For the luggage transportation operations, revenue is recognized upon delivery of the luggage.

           For the transportation/equipment leasing brokerage company, revenue is recognized for delivery of the transportation/equipment to the end user.

      Shipping and Handling Costs

           Shipping and handling costs for the luggage transportation operations are charged to costs of goods sold as incurred.

      Advertising Costs

           Advertising costs are charged to operations when incurred. Advertising expense was $44,308 and $4,391 for the years ended June 30, 2002 and 2001, respectively.

      Goodwill

           Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their net assets at the date of acquisition.

      Property and Equipment

           Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, ranging from five to ten years.

      Deferred Service Costs

           Deferred service costs are recorded in connection with common stock issued to advisors for future services and are amortized over the period of the agreement, ranging from one to five years.

      Basic Loss Per Common Share

           Net loss per common share is calculated utilizing the weighted average number of common shares outstanding during the period. The number of shares used in the computations were 161,689,593 and 47,488,651 for the years ended June 30, 2002 and 2001, respectively. Common stock equivalents and contingently issuable shares have not been included in the computation since the effect would be anti-dilutive.

      Estimates

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

      Income Taxes

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

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, Continued

      Impairment of Long-Lived Assets
           The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2002, the Company believes that there has been no impairment of its long-lived assets.

       Marketable Securities
           Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in unrealized loss on marketable securities, which is a component of accumulated other comprehensive income (loss) in stockholders' equity.

      Segment Disclosure
           The Company uses the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. In 2002, Management changed the composition of its segments to reflect the internal reorganization after the disposal of its discontinued operations. Prior year disclosures have been restated for consistent presentation.

           As such, the Company has three major segments for the year ended June 30, 2002: Logistics and International Shipping, Transportation/Equipment Leasing Brokerage and Parent (other). Logistics and International Shipping includes Virtual Bellhop, LLC, Luggage Express, Worldpost, and Private Postal Center Network.com. Transportation/Equipment Leasing Brokerage includes Universal Express Capital Corp.

           For the year ended June 30, 2001 all segments other then Logistics and International Shipping have been reclassified to discontinued operations.

      Comprehensive Income
           The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions.

NOTE 2 - CONCENTRATION OF CREDIT RISK

      The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOAN TO OFFICER

      In accordance with the employment contract of the Company's Chief Executive Officer, such officer is entitled to secure loans from the Company in an amount not to exceed $950,000. The board agreed to forgive 10% per year (2.5% quarterly) of the outstanding balance of the Company loans to such officer, commencing January 2, 2001. These loans bear interest at the applicable federal rate, which approximated 6.00% during the year ended June 30, 2002. As of June 30, 2002 the amount owed under such loan is $878,811. In addition, the Company has accrued unpaid salary to such officer aggregating $1,012,400 at June 30, 2002.

NOTE 4 - RELATED PARTY RECEIVABLES

      As of June 30, 2002, the Company has advanced $891,424 to the spouse of the Chief Executive Officer, who is also an employee of the Company. The repayment terms of such advances have not yet been determined.

NOTE 5 - MARKETABLE INVESTMENT SECURITIES

      Cost and fair value of the Company's investment in available for sale equity securities as of June 30, 2002 are as follows:

                                   Gross Unrealized
               Amortized Costs          Loss            Fair Value
               ---------------          ----            ----------

                  $120,000            $(119,400)           $600


NOTE 6 - OTHER RECEIVABLES

      On May 11, 2001 the Company sold all of the assets of its DTTA subsidiary partly in exchange for a promissory note of approximately $392,000 payable over approximately 33 years. The present value of this note using a 9% discount rate is $119,402. Due to the uncertainty of collectability and the non-recourse nature of this long-term note the Company has recorded a reserve of $111,702, resulting in an unreserved other receivable of $7,700, representing approximately 1 year of payments.

NOTE 7 - PROPERTY AND EQUIPMENT

      Property and equipment at June 30, 2002 consists of the following:
           Leasehold improvements                               $      15,811
          Office equipment                                             28,594
          Furniture and fixtures                                       91,647
                                                                      136,052
          Less accumulated depreciation and amortization               47,364
                                                                $      88,688
                                                                 ============

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DISCONTINUED OPERATIONS

     The following are the components of the loss from discontinued operations for the year ended June 30,:

                                                              June 30,
                                                  -----------------------------
                                                     2002              2001
          Entertainment - DTTA                  $       -    $        (334,804)
          Shipping - "Skynet" subsidiary                -             (398,994)
                                                $       -    $        (733,798)
                                                  ========   =================

     The following are the components of revenue from discontinued operations for the year ended June 30,:

                                                             June 30,
                                                --------------------------------
                                                 2002                2001
          Entertainment - DTTA                $         -    $        1,234,282
          Shipping - "Skynet" subsidiary                -             2,856,297
                                              $         -    $        4,090,579
                                                ==========     =================

     For the year ended June 30, 2001 the Company incurred a gain (loss) from the disposal of their discontinued operations of Skynet and DTTA of $1,684,587 and $($431,595), respectively.

NOTE 9 - OTHER CURRENT ASSETS

     Other current assets as of June 30, 2002 consist of the following:

          Equipment deposit                               $            10,000
          Website design deposit                                       18,591
          Commission advances                                          17,800
                                                          $            46,391
------------------------------------------------------------==================

NOTE 10 - NOTES PAYABLE

     Notes payable at June 30, 2002 consist of the following:

       Note payable, due upon demand, bearing interest
          at rate of 18% per annum                          $           25,000

       Notes payable, due upon demand, bearing interest
          at a rate of 18% per annum                                    46,000
                                                            $           71,000
                                                            ==================

NOTE 11 - BANK LINE OF CREDIT

     The Company has a line of credit under which the bank has agreed to make loans up to $70,000 at 1.75% above the prime interest rate. At June 30, 2002, the Company has a balance of $49,990.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - LONG-TERM DEBT

     Long-term debt is comprised of the following:

       Installment note arising from settlement agreement due in monthly         $    30,583
       installments of $1,185 including interest through December 2004.
       This note bears interest at 12.5%

---------------------------------------------------------------------------------------------
       Promissory  note to bank payable in equal monthly                             114,831
       installments of $2,167 plus interest through October 2006.  The note bears interest at 0% per annum until May 2004, at which time the rate will be fixed at a rate 2% over the then prevailing prime rate. The note is secured by substantially all the Company's assets


       Loans payable to former owners of Virtual Bellhop, LLC,
payable in monthly installments of $3,333 plus interest at 4%
through May 2005.                                                                     76,359


          Total                                                                      221,773

       Less current maturities                                                        77,266

       Long-Term Debt, Net of Current Maturities                                 $   144,507
                                                                                  -==========


     Total maturities of long-term debt are as follows:

          Year ended June 30,

               2003                                    $      77,266
               2004                                           74,927
               2005                                           31,229
               2006                                           15,587
               2007                                           16,881
               Thereafter                                      5,883

                                                       $     221,773
                                                         ============

NOTE 13 - CONVERTIBLE DEBENTURE

     The Company issued a $100,000 convertible debenture in 1997. Such debenture is still outstanding and bears interest at 18% per annum. Any payment or conversion of this debenture is disputed by the Company.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space and equipment under operating lease agreements with unrelated parties. The base rent under these agreements aggregates approximately $12,030 per month. The related leases expire between July 2003 and May 2007.

     Lease payment, by year, and in aggregate at June 2002 are as follows:

          Year ended June 30,

               2003                                     $         143,216
               2004                                               109,986
               2005                                               107,486
               2006                                               100,615
               2007                                                73,333
                                                        $         534,636
                                                          ================

      Rent expense charged to operations was $101,283 and $81,805 for the years ended June 30, 2002 and 2001, respectively.

      The leases also contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expenses as well as renewal options.

      The employment agreement with the Company's Chief Executive Officer provides for an annual base salary of $300,000 per annum through 2004. As of June 30, 2002 the Company has accrued $1,012,400 of salary due to such officer.

      The Company is involved in various lawsuits and claims in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

      On July 5, 2001, the Company was awarded a $389 million judgment by a jury in Dade County, Florida against the Company's former investment banker. The Company is currently pursuing collection of the judgment. At this time, however, no estimate can be made as to the time or amount of the collection.

NOTE 15 - INCOME TAXES

      At June 30, 2002 the Company had approximately $29,128,000 of net operating loss carry forwards expiring beginning in 2008 through 2022. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitations.

      Deferred tax assets in the amount of approximately $11,870,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES, Continued

     Significant components of the deferred tax assets as of June 30, 2002 and 2001 are as follows:

          Net operating loss carryforward                 $      29,128,000
          Total gross deferred assets                            11,870,000
          Less: valuation allowance                            (11,870,000)
          Net deferred tax assets                         $               -


     The increase in the valuation allowance of $215,000 during the year ended 2002 was due to the additional allowance provided for the 2002 net operating loss.

     The provision for income taxes differ from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

                                                              June 30,
                                                   -----------------------------
                                                        2002            2001
        Benefit computed at the statutory rate   $   1,190,000    $    955,238
        Losses for which no benefit recognized      (1,190,000)       (955,238)
        Benefit recorded                         $       -        $          -

                                                   -----------------------------

NOTE 16 - STOCKHOLDERS' EQUITY

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

     During the year ended June 30, 2002, the Company issued 139,275,209 shares of common stock. Of such shares issued, 3,481,668 shares were issued in exchange for advisory services rendered, 13,041,722 shares were issued for conversion of loans and interest, 2,136,509 shares were issued to investors for cash, and 11,967,528 shares were issued to investors for stock rights.

     During the year ended June 30, 2002, advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 94,083,160 common shares. The common shares were valued at their approximate fair market value on the dates of issuance and are being amortized over their respective contract periods.

     On October 16, 2001 9,801,623 shares were issued in the form of an 8% stock dividends to stockholders of record on the close of business September 21, 2001.

     During the year ended June 30, 2002, the Company issued 4,402,999 shares of common stock and 940,000 warrants to purchase shares of common stock for the acquisition of Virtual Bellhop, Inc.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - STOCKHOLDERS' EQUITY, Continued

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

     During the year ended June 30, 2001, the Company exchanged 3,000,000 shares of common stock for an interest in a publicly traded Company. The investment was originally recorded at a fair value of $120,000. During the years ended June 30, 2001 and 2002, the Company recorded unrealized losses of $93,000 and $26,400, respectively, on this investment as a component of accumulated other comprehensive income (loss) in stockholders' equity.

NOTE 17 - TREASURY STOCK

     The Company has bought an aggregate 50,000 shares from one investor for $18,000. Treasury stock is recorded at cost. The Company has a verbal agreement with such investor to repurchase an additional 200,000 shares at $.60 per share under certain circumstances.

NOTE 18 - STOCK RIGHTS

     Stock rights represent amounts received from investors for their future rights to purchase shares of stock of the Company at a discount of 20% to 30% of the market value of the stock at the date of exercise subject to the Company's right of redemption at a premium not to exceed 20% of the face amount of the right.

NOTE 19 - STOCK OPTION PLAN

     The Company's "1994 Stock Option Plan" provides for the issuance of up to 104,167 shares of common stock. The purchase price per share of common stock under each option shall not be less than the fair market value of the common stock on the date such option is granted. No options have been granted under the plan as of June 30, 2002.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 - ACQUISITIONS

     On November 2, 2001 the Company acquired all of the outstanding shares of Virtual Bellhop, LLC, a service provider specializing in baggage management and transportation services for leisure and business travelers throughout North America, for approximately $329,000 which included $30,000 cash, 4,402,999 shares of the Company's common stock, valued at $192,100, 940,000 warrants to purchase common stock of the Company, valued at $16,900, notes payable to Partners in the amount of $90,000 and incentive packages issued to former owners of Virtual Bellhop, LLC. The value of the common shares issued was determined on the basis of the fair market value on the date the Company was acquired. The value of the warrants was determined by using the Black Scholes pricing model with the following weighted average assumptions; dividend yield 0%, expected volatility 205%, risk free interest rate of 6.11% and expected life of 15 months. The acquisition was made due to the Virtual Bellhop's market niche and its synergistic fit with the Company. Goodwill of $397,107 was recognized on the acquisition which represents the excess of the purchase price over the net assets of Virtual Bellhop, LLC at the time of acquisition. The results of operations of Virtual Bellhop, LLC are included in the consolidated income statement of operations from the acquisition date to June 30, 2002. The following represents the condensed balance sheet of Virtual Bellhop, LLC at the acquisition date:


 Assets

 Current Assets

      Cash                                            $            17,303

      Receivables                                                   2,903

 Total Current Assets                                              20,206

 Property and Equipment, net                                       20,211

      Other Assets                                                 32,168

 Total Assets                                         $            72,585





 Liabilities and Partners' Deficiency

 Current Liabilities

      Loans payable                                   $            84,951

 Long-term debt, net of current maturities                         55,741

      Total Liabilities                                           140,692

 Partners' Deficiency

      Partners capital                                            470,000

      Accumulated deficit                                       (538,107)

      Total Partners' Deficiency                                 (68,107)

 Total Liabilities and Partners' Deficiency           $            72,585
                                                        ==================

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - ACQUISITIONS, Continued

     On December 7, 2001, the Company acquired all of the outstanding shares of Fed Financial Corp., a commercial leasing business in exchange for providing start up costs of $101,000 and employment contracts for the President and Vice President of that business. The acquisition was made in order for the Company to expand into the business leasing sector and to provide fleet purchasing services and lease financing capital to its existing logistical international shipping subsidiaries. The results of operations of Fed Financial Corp. which subsequently changed its name to Universal Express Capital Corp are included in the consolidated statement of operations from the acquisition date to June 30, 2002.

     The following represents the unaudited proforma results of operations as if the business combinations had occurred on July 1, 2000.

                                                      June 30,
                                        -------------------------------------
                                              2002                   2001
          Net Sales                   $       464,017     $          46,780
                                      $    (3,538,560)    $      (3,203,845)
          Net Loss
                                      $          (.02)    $           (.07)
          Net Loss Per Share
                                        -------------------------------------

     The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition been affected on the dates indicated.

NOTE 21 - SEGMENT INFORMATION

     Year ended June 30, 2002:

                                                                  Transportation/
                                              Logistics &            Equipment
                                              International           Leasing            Parent
                                               Shipping              Brokerage          (Other)          Consolidated
        ----------------------------- -------------------------------------------------------------------------------

        Revenue                          $        68,389        $     362,810    $         -        $       431,199
        ----------------------------- -------------------------------------------------------------------------------

        Operating Loss                   $       (61,584)       $     (98,642)   $  (3,338,612)     $    (3,498,838)
        ----------------------------- -------------------------------------------------------------------------------


         Year ended June 30, 2001:
                                                                  Transportation/
                                            Logistics &             Equipment
                                           International             Leasing         Parent
                                              Shipping              Brokerage       (Other)           Consolidated
        ------------------------ ----- -----------------------------------------------------------------------------

        Revenue                     $              1,780        $         -     $            -     $         1,780
        ------------------------ ----- -----------------------------------------------------------------------------

        Operating Loss              $             26,392        $         -     $  (3,452,327)     $   (3,478,719)
        ------------------------ ----- -----------------------------------------------------------------------------



      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

NOTE 23 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" (FAS 141), which supercedes Accounting Principles Board (APB) Opinion No. 16. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. In addition, FAS 141 established criteria for the recognition of intangible assets separately from goodwill. In fiscal 2002, the Company adopted FAS 141.

     Also, in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"). As a result of this new standard, goodwill will no longer be amortized, but will be tested annually for impairment beginning in fiscal year ending June, 2003. Goodwill impairment testing will require that the Company make judgments concerning future cash flows and appropriate discount rates. The Company is unable to estimate the impact of the adoption of this standard because the transitional impairment testing required by FAS 142 has not yet been completed.

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", ("FAS 143"). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company's results of operations, financial position or cash flows.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"), which supercedes Statement No. 12, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on Statement No. 121, FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, Statement No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
     (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of Statement No. 144 will not have a material impact on the Company's results of operations, financial position or cash flows.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





NOTE 24 - SUBSEQUENT EVENTS

     On July 2, 2002 the Company increased the number of authorized shares of common stock to 350,000,000.

     During the period of July 1, 2002 through August 2, 2002 the Company advanced $20,000 to the spouse of the Company's Chief Executive Officer.

     During the period of July 1, 2002 through August 2, 2002 the Company received approximately $228,000 for stock rights for which no shares have been issued to date. It is anticipated that these investors will convert these rights at $.32 per share as they did in the fiscal 2002.

     Subsequent to the year ended June 30, 2002, the Company issued 13,750,000 common shares for future advisory and consulting services.

                                     ITEM 8

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

See Current Report on Form 8-K/A dated October 30, 2001.


                                    PART III

                                     ITEM 9

            MANAGEMENT OF THE COMPANY; COMPLIANCE WITH SECTION 16(A)

A.  DIRECTORS

Pursuant the Company's Bylaws, the authorized number of directors of the Board of Directors of the Company is five (5), The sole Director of the Company at present is Richard A. Altomare, whose biographical information is set forth below.

B.  EXECUTIVE OFFICERS

The following table sets forth certain information concerning the persons who will serve as Executive Officers of the Company or certain of its subsidiaries. Each such person shall serve at the pleasure of the Board of Directors of the Company.


NAME                                    AGE                      POSITION
----                                    ---                      --------

 Richard A. Altomare                     54                  Chairman and CEO

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



                           SUMMARY COMPENSATION TABLE
                                                                           LONG-TERM
                                    ANNUAL COMPENSATION                COMPENSATION AWARDS
                                    -------------------                -------------------

       (a)                  (b)          (c)         (d)             (e)               (f)
 NAME & PRINCIPAL          FISCAL       ANNUAL      ANNUAL        OTHER ANNUAL         # of
    POSITION                YEAR        SALARY       BONUS        COMPENSATION        OPTIONS
    --------                ----        ------       -----        ------------        -------



Richard A. Altomare        1998         300,000        $0              $0                0
Chairman & CEO             1999         300,000        $0              $0                0
                           2000         300,000        $0              $0                0
                           2001         300,000        $0              $0                0
                           2002         300,000        $0              $0                0


Mr. Altomare received no cash compensation from the Company during the Company's Reorganization and since then, though his employment agreement currently entitles him to an annual base salary of at least $300,000.

It should be further noted that in addition to monies invested in this Company, Mr. Altomare has absorbed a 2.0 million-dollar loan personally instead of having the Company at its early stage to be saddled with that liability.




                         OPTION GRANTS IN CURRENT PERIOD


                                Individual Grants

------------------------------------------------------------------------------------------------------------------------------------
        (a)                        (b)                        (c)                           (d)                       (e)

                   % of Total Options Granted to
                             Options Granted      Employees in Current Period
       Name                                                                            Exercise Price           Expiration Date
--------------------------- ------------------- --------------------------------- ------------------------- ------------------------
Richard A. Altomare
  Chairman. & CEO                     0                     0                                 0                         0



                           AGGREGATED OPTION EXERCISES IN CURRENT PERIOD AND FY-END OPTION VALUES


--------------------------- ------------------- --------------------------------- ------------------------- ------------------------
        (a)                        (b)                        (c)                           (d)                       (e)

                                                                                                             value of unexercised
                                                                                                              in-the-money options
                                                                                      # of unexercised                at
                                                                                         options at                FY-end($)
                                                                                         FY-end(#)


                             Shares acquired
                             on Exercise (#)                                           Exercisable/              Exercisable/
       Name                                            Value Realized ($)              Unexercisable             Unexercisable
--------------------------- ------------------- --------------------------------- ------------------------- ------------------------

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

The board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $878,811 as of June 30, 2002.

                                     ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 2002 more than five percent of the Class A Common Stock of the Company. This information is based on 224,076,498 shares of Class A Common Stock issued and outstanding as of June 30, 2002. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF                   % OF
 BENEFICIAL OWNER            BENEFICIAL OWNERSHIP                 COMMON STOCK
--------------------------------------------------------------------------------

Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486          32,590,173 shares                    14.5%

B.  SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 2002. This information is based on 224.076,498 shares of Class A Common Stock issued and outstanding as of June 30, 2002. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF           AMOUNT AND NATURE OF               % OF
 BENEFICIAL OWNER             BENEFICIAL OWNERSHIP            COMMON STOCK
--------------------------------------------------------------------------------

Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486            32,590,173 shares                14.5%

                                     ITEM 12

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard A. Altomare, the Company's Chairman and Chief Executive Officer, served until July, 1993 as advisor and reorganization consultant to the Company during the Company's Reorganization case. Thereafter, the Reorganization Court and the Company appointed Mr. Altomare as Chairman and President, a position he has continually occupied thereafter.

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
           -------------------

      Current report filed on Form 8-K/A dated October 30, 2001.



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                          UNIVERSAL EXPRESS, INC.


Date:  September      , 2002              /S/ RICHARD A. ALTOMARE
                 -----                    -----------------------
                                          Richard A. Altomare, President
                                          and Chairman of the Board

CERTIFICATION

I, Richard Altomare, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Universal
      Express, Inc.;

2. Base on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Dated: September     , 2002                      /S/ RICHARD A. ALTOMARE
                 -----                           -------------------------------
                                                 Richard A. Altomare, Principal
                                                 Executive Officer and Principal
                                                 Financial Officer