Form 10QSB
period 2002-09-30
UNIVERSAL EXPRESS INC/
filed 2002-11-13
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 2002

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                       11-2781803
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification  Number)

1230 Avenue of the Americas, Suite 771, Rockefeller Center, New York,    10020
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

                                      YES  X     NO

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2002:

--------------------------------------------------------------------------------
                                   $ 4,148,819
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                 Outstanding at September 30, 2002
--------------------------------------------------------------------------------
Class "A"                                   275,321,169
Class "B"                                     1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                            Page
                                                                          Number



PART I - FINANCIAL INFORMATION


Item 1    Financial Statements

 Balance Sheet - September 30, 2002                                            3

 Consolidated Statement of Operations -
 Three months ended September 30, 2002                                         4

 Consolidated Statement of Cash Flows -
 Three months ended September 30, 2002                                         5

 Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis                                   7
           of Financial Condition and Plan of
           Operations

Item 3. Controls and Procedures                                               16


PART II - OTHER INFORMATION                                                   16


SIGNATURE                                                                     17









                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                 $     36,729
  Accounts Receivable                                                        14,040
  Other Receivables                                                           7,700
  Other Current Assets                                                       46,391
                                                                       ------------
      Total Current Assets                                                  104,860
                                                                       ------------
PROPERTY AND EQUIPMENT, net                                                  91,159
                                                                       ------------
OTHER ASSETS:
  Loan to Officer                                                           845,092
  Related Party Receivables                                                 906,000
  Goodwill                                                                  397,107
  Other Assets                                                               15,455
                                                                       ------------
      Total Other Assets                                                  2,163,654
                                                                       ------------
                                       Total Assets                    $  2,359,673
                                                                       ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts Payable                                                     $    463,083
  Accrued Expenses                                                          228,927
  Accrued Officers' Salary                                                1,087,400
  Accrued Interest                                                          176,337
  Bank Line of Credit                                                        43,230
  Current Maturities of Long-Term Debt                                       77,491
  Notes Payable                                                              70,000
  Convertible Debentures                                                    100,000
      Total Current Liabilities                                           2,246,468
                                                                       ------------
Long-Term Debt, Net of Current Maturities                                   129,225
                                                                       ------------
                                    Total Liabilities                     2,375,693
                                                                       ============

STOCKHOLDERS' DEFICIENCY:
  Common Stock, $.005 par value; Authorized 350,000,000 Shares
      275,321,169 Shares Issued and Outstanding                           1,376,606
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                           6,400
   Additional Paid-in Capital                                            34,875,248
   Accumulated Deficit                                                  (34,514,061)
   Accumulated Other Comprehensive Income                                  (119,400)
   Stock Rights                                                           3,452,502
   Common Stock in Treasury, at cost, 60,000 shares                         (18,000)
   Deferred Costs Related to Stock Issued for Services                   (5,075,315)
                                                                       ------------
      Total Stockholders' Deficiency                                        (16,020)
                                                                       ------------
                                                                       $  2,359,673
                                                                       ============



                      See notes to consolidated financial statements



UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THREE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001
                                                         2002             2001
                                                         ----             ----

   Revenue                                           $   1,224,290    $        --
   Cost of Goods Sold                                    1,207,820
                                                     -------------    -------------
                            Gross Profit                    16,470             --
                                                     -------------    -------------
   Selling, General and Administrative                   1,153,077        1,213,708
   Depreciation                                              6,403            4,388
                                                     -------------    -------------
                          Total Operating Expenses       1,159,480        1,218,096

LOSS FROM OPERATIONS                                    (1,143,010)      (1,218,096)

   Other Income (Expense)
   Interest Expense                                          7,958             --
   Interest Income                                         (12,490)            --

Net Income (Loss)                                    $  (1,138,478)   $  (1,218,096)


 LOSS PER COMMON SHARES                              $       (0.00)   $       (0.01)
                                                     -------------    -------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             244,436,911      112,165,661
                                                     =============    =============

NET INCOME (LOSS)                                    $  (1,138,478)   $  (1,218,096)

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized loss of marketable securities                    --           (18,000)


 COMPREHENSIVE INCOME (LOSS)                         $  (1,138,478)   $  (1,236,096)
                                                     =============    =============

                 See notes to consolidated financial statements.





                     Universal Express Inc, and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
               For the Three Months Ended September 2002 and 2001

                                                           2002            2001
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                       $(1,138,478)   $(1,218,096)
         Adjustment to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                    6,403          4,388
             Amortization Of Deferred Compensation          373,189           --
             Common shares issued for services                  --         809,503
             Write-down Officer Loan                         33,719          7,217
      Changes in assets and liabilities:
             Accounts receivable                              3,999           --
             Other receivables                                  --          60,700
             Other assets                                    (1,070)        (5,100)
             Accounts payable an accrued expenses            42,894       (129,765)
                                                        -----------    -----------
                       Total adjustments                    459,134        746,943
                                                        -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                      (679,344)      (471,153)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Related Party Receivables                             (14,576)      (105,000)
      Acquisition of property and equipment                  (8,874)        (2,056)
                                                        -----------    -----------
Net Cash Used In Investing Activities                       (23,450)      (107,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                       --        203,650
      Repayment of Bank Line of Credit                       (6,760)          --
      Repayments of Notes Payable                            (1,000)       (44,521)
      Repayment Long Term Debt                              (15,059)          --
      Proceeds from stock rights                            731,000        840,000
      Purchase of treasury stock                                 --         (6,000)
                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               $   708,181    $   993,129
                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH                               5,387        414,920
CASH - BEGINNING OF YEAR                                     31,342         39,316
                                                        -----------    -----------
CASH - END OF PERIOD                                    $    36,729    $   454,236
                                                        ===========    ===========

Non cash investing and financing activities for three months ended September 30, 2002:
             The company issued 51,434,000 shares of common stock
             valued at $1,044,184 for deferred services


                     See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                          Notes To Financial Statements
                                   (Unaudited)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002 and the results of operations and cash flows for the three-months ended September 30, 2002 have been included.

The results of operations for the three-months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year ended June 30, 2003.

2.         Acquisitions

On September 4, 2002, the Company announced the acquisition of a majority interest in Swiss American Financing Corp. (SAF), a stored value credit card provider. Under the term of the agreement, the Company will, in its discretion, contribute start up costs and operating expenses in the range of $350,000 to $1,000,000 to SAF in exchange for 51% of the outstanding shares of SAF.

3.         Subsequent Events

On October 17, 2002, the Company announced a 4% dividend of four warrants payable to stockholders of record on the close of business November 1, 2002. The dividend will consist of four warrants as follows: one 'A' Warrant, one 'B' Warrant, one 'C' Warrant and one 'D' Warrant; a set of four warrants for every 25 shares held on the record day. The 'A' Warrant will entitle the holder to purchase one restricted share of USXP @ $0.10 per share for a term of twelve
(12) months; the 'B' Warrant will also be for one restricted share @ $0.25 for twelve (12) months; the 'C' Warrant will be for one restricted share @ $0.50 for a term of eighteen (18) months; and the 'D' Warrant will also be for one restricted share @ $1.00 for eighteen (18) months. The warrants' dividend payment date is December 20, 2002.

On October 4, 2002, the Company announced the completion of the conversion of $2,500,000 of previously invested stock rights for restricted common shares at $0.32 per share.

On October 24, 2002, the Company announced the signing of a letter of intent to acquire a majority interest in ALS Financial, an equipment leasing company.

On October 25, 2002, the Company announced the signing of a letter of intent to purchase United States Coach, a leading manufacturer of commercial transportation vehicles.



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

The business of Universal Express has undergone expansion in the last decade. These changes will support its growing private postal network utilizing the 20,000 potential North American postal retail stores presently grossing over $8 billion in sales. Strong strategic relationships are currently being established with companies and manufacturers (page 5), which should empower our 8000 present members of the Private Postal Network.

Members of this Private Postal Network now provide the public with a possible complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers a variety of personal and business services as well as merchandise.

The Company believes that many companies will eventually need an affordable distribution system to deliver what their consumers purchase. Universal Express believes it has indeed positioned itself to be a contender in the global economy for the next decade with the creation of its additional subsidiaries, Luggage Express and Virtual Bellhop (Universal Express Logistics' luggage delivery services), WorldPost (Universal Express Logistics' international delivery system) and Universal Express Capital's lease financing. In order to enhance its distribution systems, on September 23, 2002 the Company announced an exclusive licensing agreement with ArrivalStar for tracking and notification for its luggage, international shipping and bus transportation businesses.


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

On October 3, 2002, Virtual Bellhop announced that its services are available to all of Sabre Connected travel agencies.

Also on October 3, 2002, Virtual Bellhop announced a marketing partnership with Luxury Domain, an upscale concierge worldwide service.




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

On September 4, 2002, Luggage Express announced that it would be featured on all video equipped United Airlines flights for September 2002, reaching three million travelers.

On October 8, 2002, Luggage Express was featured as an international baggage courier in an article appearing in the International Herald Tribune.


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

On September 23, 2002, USXP announced an on-line vehicle finance partnership program with PeopleFirst.com, the largest on-line provider for lending on automobiles and motorcycles.

On September 4, 2002, the Company announced the acquisition of a majority interest in Swiss American Financing Corp., a store value credit card provider.

On October 24, 2002, the Company announced the signing of a letter of intent to acquire a majority interest in ALS Financial, an equipment leasing company.


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


                     Universal Express - ATM Master Card(r)

Universal Express further exhibits its product diversification by providing the USXP ATM stored value (MasterCard), called the "USXP Cash Express(TM)" card, to consumers nationwide through its subsidiary, Swiss American Financing Corp. With a growing percentage of population needing a simple and inexpensive alternative to traditional bank accounts combined with the continuing technological advancements of a "cash-less" society, Universal Express now provides consumers with the banking services they want without the banking hassles. Distributing this product through the Private Postal Network exposes the Universal ATM stored value (MasterCard) to the wide range of consumers patronizing the 15,000 postal stores nationwide while enhancing store owners revenue via sales, funds loading charges, and recurring usage fee structures associated with the cards. A myriad of credit, finance, and marketing applications will be offered to USXP cardholders.


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

Liquidity and Capital Resources - for the Three Months Ended September 30, 2002

The net proceeds from investments in the Company was approximately $731,000. Approximately $702,794 was used in its operating activities.

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


Controls and Procedures

Richard Altomare, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Altomare performed his evaluation.



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

                                               UNIVERSAL EXPRESS, INC.




                                               /s/Richard A. Altomare
                                               ----------------------
                                               Richard A. Altomare,
                                               President and Chairman
                                               of the Board.


Dated:     November 13, 2002

I, Richard Altomare, certify that:

           1. I have reviewed this quarterly report on Form 10-QSB of Universal Express, Inc.:

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                                /s/ Richard A. Altomare
                                                -----------------------
                                                Richard A. Altomare, Chief
                                                Executive Officer and Chief
                                                Financial Officer


Dated:     November 13, 2002