Form 10QSB
period 2002-12-31
UNIVERSAL EXPRESS INC/
filed 2003-02-14
CIK 857351

3

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED December 31, 2002

                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                             11-2781803
----------------------------                       ----------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                            Number)

1230 AVENUE OF THE AMERICAS, SUITE 771,
ROCKEFELLER CENTER, NEW YORK,                                 10020
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2002:

--------------------------------------------------------------------------------
                                   $ 3,775,357
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                 Outstanding at December 31, 2002
--------------------------------------------------------------------------------
Class "A"                                                     345,923,232
Class "B"                                                       1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER



PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

 Balance Sheet - December 31, 2002                                            3

 Consolidated Statement of Operations -
 Three and six months ended December 31, 2002                                 4

 Consolidated Statement of Cash Flows -
 Six months ended December 31, 2002                                           5

 Notes to Consolidated Financial Statements                                   6

Item 2. Management's Discussion and Analysis                                  7
           of Financial Condition and Plan of
           Operations

Item 3. Controls and Procedures                                              14


PART II - OTHER INFORMATION                                                  14


SIGNATURE                                                                    15


                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                    DECEMBER 31, 2002
                                          ASSETS
CURRENT ASSETS:
  Cash                                                                 $     50,865
  Accounts Receivable                                                        12,945
  Other Receivables                                                           7,700
  Other Current Assets                                                       46,391
                                                                       ------------
      Total Current Assets                                                  117,901
                                                                       ------------
PROPERTY AND EQUIPMENT, NET                                                  86,411
                                                                       ------------

OTHER ASSETS:
  Loan to Officer                                                           836,324
  Related Party Receivables                                                 906,000
  Goodwill                                                                  397,107
  Other Assets                                                               15,455
                                                                       ------------
      Total Other Assets                                                  2,154,886
                                                                       ------------
                                       TOTAL ASSETS                    $  2,359,198
                                                                       ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts Payable                                                     $    559,773
  Accrued Expenses                                                          248,192
  Accrued Officers' Salary                                                1,162,400
  Accrued Interest                                                          184,075
  Bank Line of Credit                                                        42,655
  Current Maturities of Long-Term Debt                                       57,840
  Notes Payable                                                              70,000
  Convertible Debentures                                                    100,000
                                                                       ------------
      Total Current Liabilities                                           2,424,935
                                                                       ------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                   141,707
                                                                       ------------
                                    TOTAL LIABILITIES                     2,566,642
                                                                       ------------

STOCKHOLDERS' DEFICIENCY:
  Common Stock, $.005 par value; Authorized 350,000,000 Shares
      345,923,233 Shares Issued and Outstanding                           1,729,717
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                           6,400
   Additional Paid-in Capital                                            37,798,721
   Accumulated Deficit                                                  (36,628,858)
   Accumulated Other Comprehensive Income                                  (119,400)
   Stock Rights                                                           1,436,962
   Common Stock in Treasury, at cost, 60,000 shares                         (18,000)
   Deferred Costs Related to Stock Issued for Services                   (4,412,985)
                                                                       ------------
      Total Stockholders' Deficiency                                       (207,444)
                                                                       ------------
                                                                       $  2,359,198
                                                                       ============


                 See notes to consolidated financial statements


                                      -3-



                    UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           FOR THREE AND SIX MONTHS ENDING DECEMBER 31, 2002 AND 2001


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    2002            2001             2002             2001

   Revenue                                    $     497,596    $       5,286    $   1,721,886    $       5,286
   Cost of Goods Sold
                                                    495,003            1,997        1,702,823            1,997
                                              ----------------------------------------------------------------
                            Gross Profit
                                                      2,593            3,289           19,063            3,289
                                              ----------------------------------------------------------------
   Selling, General and Administrative
                                                  2,115,484          981,318        3,268,561        2,195,026
   Depreciation
                                                      6,528            4,388           12,931            8,776
                                              ----------------------------------------------------------------
                  Total Operating Expenses
                                                  2,122,012          985,706        3,281,492        2,203,802
                                              ----------------------------------------------------------------
LOSS FROM OPERATIONS
                                                 (2,119,419)        (982,417)      (3,262,429)      (2,200,513)

   Other Income (Expense)
   Interest Expense
                                                     (7,737)         (14,454)         (15,695)         (14,454)
   Interest Income
                                                     12,360            1,582           24,850            1,582
                                              ================================================================

Net Income (Loss)                             $  (2,114,796)   $    (995,289)   $  (3,253,274)   $  (2,213,385)

LOSS PER COMMON SHARES                        $       (0.01)   $       (0.01)   $       (0.01)   $       (0.02)
                                              ================================================================
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                              314,238,819      103,520,686      279,316,938      135,066,725
                                              ================================================================
NET INCOME (LOSS)                             $  (2,114,796)   $    (995,289)   $  (3,253,274)   $  (2,213,385)

OTHER COMPREHENSIVE
INCOME (LOSS)
   Unrealized loss of marketable securities            --             (7,680)            --            (25,680)
                                              ----------------------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                  $  (2,114,796)   $  (1,002,969)   $  (3,253,274)   $  (2,239,065)
                                              ================================================================
The increase in the operating losses is due to deferred amortization expense related to stock issued.



       See notes to consolidated financial statements.




                     Universal Express Inc, and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                 For the Six Months Ended December 2002 and 2001



                                                           2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                       $(3,253,274)   $(2,213,385)
         Adjustment to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                   12,931          8,776
             Amortization Of Deferred Compensation        1,764,718            --
             Common shares issued for services               30,883      1,141,576
             Write-down Officer Loan                         42,487            --
             Write down of Assets                               --          42,131
             Unrealized Gain/Loss                               --         (25,680)
      Changes in assets and liabilities:
             Accounts receivable                              5,094         23,030
             Other receivables                                  --          23,866
             Other assets                                    (1,070)        12,880
             Payroll Taxes Payable                              --         (23,339)
             Other Liabilities                                  --         (11,110)
             Accounts payable an accrued expenses           241,585         57,950
                                                        --------------------------
                       Total adjustments                  2,096,628      1,250,080
                                                        --------------------------
NET CASH USED IN OPERATING ACTIVITIES                    (1,156,646)      (963,305)
                                                        --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Cash                                       --          17,303
      Loan to Officers                                          --             --
      Related Party Receivables                             (14,576)      (185,000)
      Acquisition of property and equipment                 (10,654)        (6,138)
                                                        --------------------------
Net Cash Used In Investing Activities                       (25,230)      (173,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                      --         203,650
      Repayment of Bank Line of Credit                       (7,335)           --
      Repayments of Notes Payable                            (1,000)       (56,471)
      Repayment Long Term Debt                              (22,226)           --
      Proceeds from stock rights                          1,231,960      1,349,000
      Purchase of treasury stock                                --          (6,000)
                                                        --------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               $ 1,201,399    $ 1,490,179
                                                        --------------------------
NET INCREASE (DECREASE) IN CASH                              19,523        353,039
CASH - BEGINNING OF YEAR                                     31,342         39,316
                                                        --------------------------
CASH - END OF PERIOD                                    $    50,865    $   392,355
                                                        ==========================

      Non cash investing and financing activities for six months ended December 31, 2002:
             The company issued 112,724,000 shares of common stock
             valued at $1,773,385 for Deferred Services
             The company issued 7,864,063 shares, valued at $2,516,500 for Stock Rights



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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2002 and the results of operations and cash flows for the six-months ended December 31, 2002 have been included.

The results of operations for the six-months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year ended June 30, 2003.

2.         SEGMENT INFORMATION

      Six months ended December 31, 2002:

                                     TRANSPORTATION/
                      LOGISTICS &      EQUIPMENT
                     INTERNATIONAL     LEASING          PARENT
                       SHIPPING       BROKERAGE        (OTHER)     CONSOLIDATED
                       --------       ---------        -------     ------------

Revenue             $    32,873     $ 1,689,013     $      --       $ 1,721,886
Operating
Loss                $  (105,037)    $  (109,021)    $(2,092,817)    $(2,306,875)


      Six months ended December 31, 2001:

                                     TRANSPORTATION/
                       LOGISTICS &     EQUIPMENT
                      INTERNATIONAL     LEASING      PARENT
                         SHIPPING     BROKERAGE      (OTHER)       CONSOLIDATED
                         --------     ---------      -------       ------------

Revenue               $     5,286      $  --       $      --        $     5,286
Operating
Loss                  $   (84,322)     $  --       $(2,129,063)     $(2,213,385)


       Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.         NON-OPERATIONAL EXPENSES

During the quarter, general and administration expenses were increased by a charge of approximately $950,000 toward services of consultants with respect to common share fees issued previously to consultants at the share value of $0.14 per share and, as a result, there was a corresponding increase in the 3-month operating loss.


4.         ACQUISITIONS - PENDING

On December 23, 2002, the Company announced the signing of a letter of intent to acquire assets of Cargo-Lifter in Germany, involving a futuristic high speed cargo-lifter concept.






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

Universal Express, Inc. (USXP) is fast becoming a conglomerate of supportive companies and divisions centered around its private postal system.


The Company's principal subsidiaries and divisions are:

Private Postal Network(TM)
WorldPost(TM)
Universal Express Logistics, Inc.
Virtual Bellhop(TM)
Luggage Express(TM)
Universal Express Capital Corp.
USXP Cash Express(TM)
Universal Express Transportation, Inc.

Its association of independent and franchise nationwide postal stores (PPN) continues to evolve into a buying service and market penetration vehicle.

WorldPost(TM), its discounted international delivery service, will earn revenues from selling discounted envelopes and services to the postal stores, as well as selling territory businesses for entrepreneurs interested in selling these shipping services to independent businesses.

Luggage Express(TM) will enable consumers to have their baggage picked up at their home and delivered to the consumers' destination.

Virtual Bellhop(R) is an additional premier door-to-door luggage transportation service.

Universal Express Capital Corp. is a full service asset based transportation/equipment leasing company.

The web site for the company and its businesses is HTTP://WWW.USXP.COM.



                                   MARKETPLACE


The business of Universal Express has undergone expansion in the last decade. These changes will support its growing private postal network utilizing the 20,000 potential North American postal retail stores presently grossing over $8 billion in sales. Strong strategic relationships are currently being established with companies and manufacturers, which should empower our 8000 present members.

Members now provide the public with a possible complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers a variety of personal and business services and merchandise.

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

                             PRIVATE POSTAL NETWORK

The Private Postal Network ("PPN") is an association formed to create a very much-needed partnership between previously unconnected shipping and packaging storeowners. This concept has been accomplished many times before in American industries, most notably by FTD's maturation of the independent florists across America and Interflora's unification and development of florists in Europe. The Private Postal Network provides independent storeowners with a variety of cost effective services and products to help increase their profitability, while they are able to maintain their local or franchised identities.


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

On December 20, 2002, the Company announced an agreement with American Business Management, Inc. and the National Benefit Advisory Association, for the sale of health and consumer benefit savings programs for its members.

                                  WORLDPOST(TM)

Universal Express's strategy of developing the Private Postal Network and WorldPost simultaneously is unique to the shipping industry. These postal locations can now create an inexpensive localized international delivery network for themselves rather than only offering the more expensive traditional carriers.

According to industry averages, the Postal stores alone ship approximately $600,000,000 annually in international packages. Any percentage of that volume, coupled with over 600 territory locations to be sold @ $80,000 per location indicates a potential growth subsidiary.

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

On January 31, 2003,Virtual Bellhop, announced a partnership agreement with Tumi, the leading brand of prestige luggage, leather goods and accessories, to market and sell Tumi products online through Virtual Bellhop with a co-branded site created by Tumi. In the future, Virtual Bellhop plans to offer the Tumi Store and products directly from their web site at WWW.VIRTUALBELLHOP.COM.

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

The short-term goal of both USXP Logistics companies is to go international with its 268 worldwide partners once it has reached a 1% domestic market penetration, utilizing its postal business center warehouse network presently located in all 50 states.


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

In November, 2003 a new credit card division of Universal Express Capital was formed called USXP Cash Express(TM) division and a director of that division was announced on November 14, 2002.

                     UNIVERSAL EXPRESS TRANSPORTATION, INC.

Universal Express Transportation Inc. is our newest business designed to operate transportation and logistical delivery acquisitions presently under consideration by the Company and for future businesses, systems and programs in the transportation and logistical fields, under the trademark USXP Transportion(TM).

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


                     UNIVERSAL EXPRESS - ATM MASTER CARD(R)

Universal Express further exhibits its product diversification by providing the "USXP Cash Express(TM)" card, to consumers nationwide through its new division, USXP Cash Express. With a growing percentage of population needing a simple and inexpensive alternative to traditional bank accounts combined with the continuing technological advancements of a "cash-less" society, Universal Express now provides consumers with the banking services they want without the banking hassles. Distributing this product through the Private Postal Network exposes the Universal ATM stored value (MasterCard) to the wide range of consumers patronizing the 20,000 postal stores nationwide while enhancing store owners revenue via sales, funds loading charges, and recurring usage fee structures associated with the cards. A myriad of future credit, finance, and marketing applications will be offered to USXP cardholders.

On January 30, 2003, this division introduced its newest product, the USXP Platinum Card(TM) which will enable consumers to save up to 75% over competing money sending services. On February 4, 2003, the Company announced an agreement with Q Comm International for the placement of point-of-sale terminals in member stores of the PPN network for the distribution, load and reload of USXP Capital's prepaid debit cards.


RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS

Management is continually concentrating on raising new capital to further develop the Private Postal Network, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, its latest acquisitions, Virtual Bellhop and USXP Capital and for future acquisitions.

Management views this developmental year as a period of growth based upon its decision to concentrate on core business development through the Private Postal Network(TM), WorldPost(TM), Virtual Bellhop(R), Luggage Express(TM), USXP Capital, USXP Cash Express(TM) and Universal Transportation.

LIQUIDITY AND CAPITAL RESOURCES - FOR THE SIX MONTHS ENDED DECEMBER 31, 2002


The net proceeds from investments in the Company was approximately $1,231,960. Approximately $1,181,877 was used in its operating activities.

Until the PBC Network, Universal Express Capital, WorldPost(TM) and the Company's other businesses, are fully operational, the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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


Dated:     February 14, 2003

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





                                                   /S/ RICHARD A. ALTOMARE
                                                   Richard A. Altomare,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer


Dated:     February 14, 2003