Form 10QSB
period 2003-03-31
UNIVERSAL EXPRESS INC/
filed 2003-05-14
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 2003
                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                   11-2781803
----------------------------              -------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)                         Number)

1230 AVENUE OF THE AMERICAS, SUITE 771, ROCKEFELLER CENTER,
NEW YORK,                                                            10020
----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2003:

--------------------------------------------------------------------------------
                                   $ 2,759,330
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                 Outstanding at March 31, 2003
--------------------------------------------------------------------------------
Class "A"                                                     419,051,268
Class "B"                                                       1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER



PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements

 Consolidated Balance Sheet - March 31, 2003                                   3

 Consolidated Statements of Operations -
 Three and nine months ended March 31, 2003 and 2002                           4

 Consolidated Statements of Cash Flows -
 Nine months ended March 31, 2003 and 2002                                     5

 Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis                                   7
           of Financial Condition and Plan of
           Operations

Item 3. Controls and Procedures                                               14


PART II - OTHER INFORMATION                                                   14


SIGNATURE                                                                     15




                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003


                                     ASSETS
CURRENT ASSETS:
  Cash                                                             $     11,577
  Accounts Receivable                                                    16,928
  Other Receivables                                                       7,700
  Other Current Assets                                                   46,391
                                                                   ------------
      Total Current Assets                                               82,596
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                              83,040
                                                                   ------------

OTHER ASSETS:
  Loan to Officer                                                       827,647
  Related Party Receivables                                             911,300
  Goodwill                                                              397,107
  Other Assets                                                           22,205
                                                                   ------------
      Total Other Assets                                              2,158,259
                                                                   ------------

                                                                   ------------
                                    Total Assets                   $  2,323,895
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts Payable                                                 $    651,278
  Accrued Expenses                                                      219,878
  Accrued Officers' Salary                                            1,237,400
  Accrued Interest                                                      191,725
  Bank Line of Credit                                                    38,011
  Current Maturities of Long-Term Debt                                   58,199
  Notes Payable                                                          70,000
  Convertible Debentures                                                100,000
                                                                   ------------
      Total Current Liabilities                                       2,566,491
                                                                   ------------

Long-Term Debt, Net of Current Maturities                               135,372
                                                                   ------------

                                                                   ------------
                                  Total Liabilities                   2,701,863
                                                                   ------------

STOCKHOLDERS' DEFICIENCY:
  Common Stock, $.005 par value; Authorized 450,000,000 Shares
      419,948,233 Shares Issued and Outstanding                       2,099,741
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                       6,400
   Additional Paid-in Capital                                        38,159,331
   Accumulated Deficit                                              (38,289,605)
   Accumulated Other Comprehensive Income                              (119,400)
   Stock Rights                                                       1,930,962
   Common Stock in Treasury, at cost, 60,000 shares                     (18,000)
   Deferred Costs Related to Stock Issued for Services               (4,147,397)

                                                                   ------------
      Total Stockholders' Deficiency                                   (377,968)
                                                                   ------------

                                                                   ------------
                                                                   $  2,323,895
                                                                   ============

                    See notes to consolidated financial statements





UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THREE AND NINE  MONTHS ENDING MARCH 31, 2002 AND 2003


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             ------------------               -----------------
                                                           2003            2002             2003             2002
                                                           ----            ----             ----             ----

   Revenue                                           $     321,495    $     223,957    $   2,043,381    $     229,243
   Cost of Goods Sold                                      290,108          215,750        1,992,931          217,747
                                                     ------------------------------    ------------------------------
                            Gross Profit                    31,387            8,207           50,450           11,496
                                                     ------------------------------    ------------------------------

   Selling, General and Administrative                   1,689,687        1,202,729        4,958,248        3,397,755
   Depreciation                                              7,029           47,441           19,960           56,217
                                                     ------------------------------    ------------------------------
                          Total Operating Expenses       1,696,716        1,250,170        4,978,208        3,453,972
                                                     ------------------------------    ------------------------------

LOSS FROM OPERATIONS                                    (1,665,329)      (1,241,963)      (4,927,758)      (3,442,476)

   Other Income (Expense)
   Interest Expense                                         (7,650)         (13,298)         (23,345)         (27,752)
   Interest Income                                          12,231              734           37,081            2,316

                                                     ------------------------------    ------------------------------
Net Income (Loss)                                    $  (1,660,748)   $  (1,254,527)   $  (4,914,022)   $  (3,467,912)


LOSS PER COMMON SHARES                               $       (0.00)   $       (0.01)   $       (0.01)   $       (0.03)
                                                     ==============================    ==============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             389,477,589       88,267,613      424,947,739      178,090,774
                                                     ==============================    ==============================

NET INCOME (LOSS)                                    $  (1,660,748)   $  (1,254,527)   $  (4,914,022)   $  (3,467,912)

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized loss of marketable securities                   --               --               --            (25,680)

                                                     ------------------------------    ------------------------------
 COMPREHENSIVE INCOME (LOSS)                         $  (1,660,748)   $  (1,254,527)   $  (4,914,022)   $  (3,493,592)
                                                     ==============================    ==============================



           See notes to consolidated financial statements.





                     Universal Express Inc, and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                  For the Nine Months Ended March 2003 and 2002


                                                            2003            2002
                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                       $(4,914,022)   $(3,467,912)
         Adjustment to reconcile net loss to net cash
          used in operating activities:
            Depreciation and amortization                    19,960         14,086
            Amortization Of Deferred Compensation         2,715,941           --
            Common shares issued for services                30,883      1,819,584
            Write-down Officer Loan                          51,164
            Write down of Assets                               --           42,131
            Unrealized Gain/Loss                               --          (25,680)
      Changes in assets and liabilities:
            Accounts receivable                               1,111       (197,217)
            Other receivables                                  --           23,866
            Other assets                                     (7,820)        16,791
            Payroll Taxes Payable                              --          (23,339)
            Other Liabilities                                  --          (11,110)
            Accounts payable an accrued expenses            387,428        121,058
                                                        --------------------------
                      Total adjustments                   3,198,667      1,780,170
                                                        --------------------------

NET CASH USED IN OPERATING ACTIVITIES                    (1,715,355)    (1,687,742)
                                                        --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Cash                                      --           17,303
      Loan to Officers                                         --           40,063
      Related Party Receivables                             (19,876)      (246,000)
      Acquisition of property and equipment                 (14,313)        (7,105)
                                                        --------------------------
Net Cash Used In Investing Activities                       (34,189)      (195,739)
                                                        --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                     --          203,650
      Repayment of Bank Line of Credit                      (11,979)          --
      Repayments of Notes Payable                            (1,000)        63,772
      Repayment Long Term Debt                              (28,202)          --
      Proceeds from stock rights                          1,770,960      1,699,000
      Purchase of treasury stock                               --           (6,000)
                                                        --------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,729,779      1,960,422
                                                        --------------------------

NET INCREASE (DECREASE) IN CASH                             (19,765)        76,941
CASH BEGINNING OF YEAR                                       31,342         39,316

                                                        --------------------------
CASH - END OF PERIOD                                    $    11,577    $   116,257
                                                        ==========================

      Non cash investing and financing activities for nine months ended March
            31, 2003: The company issued 184,349,000 shares of common stock valued at $2,459,020 for Deferred Services The company issued
            10,264,063 shares, valued at $2,561,500 for Stock Rights

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the nine-months ended March 31, 2003 have been included.

The results of operations for the nine-months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year ended June 30, 2003.

2.         SEGMENT INFORMATION

      Nine months ended March 31, 2003:

                                      TRANSPORTATION/
                      LOGISTICS &      EQUIPMENT
                     INTERNATIONAL      LEASING        PARENT
                       SHIPPING        BROKERAGE      (OTHER)    CONSOLIDATED
                       --------        ---------      -------    ------------

      Revenue        $   99,256     $1,944,125    $    --         $ 2,043,381
      Operating
      Loss           $ (160,558)    $ (188,562)   $(4,564,902)    $(4,914,022)

      Nine months ended March 31, 2002:

                                 TRANSPORTATION/
                     LOGISTICS &    EQUIPMENT
                    INTERNATIONAL    LEASING        PARENT
                      SHIPPING      BROKERAGE      (OTHER)        CONSOLIDATED
                      --------      ---------      -------        ------------

      Revenue        $   35,678    $   193,475    $    --         $   229,243
      Operating
      Loss           $ (166,829)   $   (60,148)   $(3,240,935)    $(3,467,912)


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

In November, 2002 a new credit card division of Universal Express Capital was formed called USXP Cash Express(TM) division and a director of that division was announced on November 14, 2002.






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



LIQUIDITY AND CAPITAL RESOURCES - FOR THE NINE MONTHS ENDED MARCH 31, 2003


The net proceeds from investments in the Company was approximately $1,770,960. Approximately $1,749,544 was used in its operating activities.

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


PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company was awarded a $389 million dollar damage verdict by a jury in Dade County, Florida, upon which judgment was entered, against Select Capital, Ronald
G. Williams and Walter Kolker. On April 21, 2003, the Company was awarded an additional $137,000,000 judgment upon a verdict after trial by a different jury in Dade County, Florida, against two other parties to this matter, Sheldon Taiger and South Beach Financial. We believe that the judgments, which are non-appealable, are substantially collectable.

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


Dated:     May 14, 2003

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


Dated:     May 14, 2003