Form 10KSB
period 2003-06-30
UNIVERSAL EXPRESS INC/
filed 2003-09-29
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 2002 TO JUNE 30, 2003

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB .

State issuer's revenues for the period: $2,435,540. State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 4, 2003, $32,655,602 (based on 459,938,059) shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock.


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X     No
   -----     -----

The registrant had 491,248,233 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 2003 and 1,280,000 shares of Class B Common Stock.


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

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies centered on its private postal network the WorldPost(TM) Network.

Its principal businesses include the WorldPost Network, Universal Express Logistics, Inc., which includes WorldPost(TM) International Courier Service, Virtual Bellhop(R) and Luggage Express(TM), and Universal Express Capital Corp (which includes the Universal Cash Express division).

Its association of independent and franchise nationwide postal stores (WorldPost) continues to evolve into a sophisticated buying service trade association, and market penetration vehicle.

WorldPost International Courier Service when developed should earn revenues from selling discounted envelopes and services to the postal stores.

Luggage Express(TM) will enable consumers to have their baggage picked up at their home by a local WorldPost member store and delivered to the consumers' destination.

Virtual Bellhop(R) is a premier door-to-door luggage transportation service.

Universal Express Capital Corp. is a full service asset based transportation/equipment leasing company. Its Universal Cash Express division provides stored value cards of all types to consumers.

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

The Company's principal subsidiaries and divisions are:
WorldPost Private Postal Network
WorldPost International Courier Service
Virtual Bellhop(TM)
Luggage Express(TM)
Universal Express Capital Corp.
Universal Cash Express

                                   MARKETPLACE
                                   -----------

A challenging global economy has grown over the past decade. Internet, catalog and retail sales continue to mandate an inexpensive and responsive final mile Domestic and International delivery network. That innovative and outsourced final mile network continues to be addressed by Universal Express, Inc.

Universal Express has undergone major expansion in the last decade. Strong strategic relationships are currently being established with companies and manufacturers, thus strengthening the WorldPost private postal network.

Members of the WorldPost private postal network provide the public with a complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers an additional variety of personal business services and merchandise.

Our private postal and business service centers form a highly fragmented cottage industry. Universal Express believes that since this industry generates over $8 billion in sales and presently consists of more than 20,000 independent operators, there is a market opportunity for the development of an association with the goal of unifying and organizing the independent and franchised postal stores nationwide.

Our company believes that an affordable outsourced distribution system is needed to suit consumers' needs. Universal Express believes it has positioned itself to be a contender in the global economy for the next decade with the development of its complementary subsidiaries.

USXP is now positioned as a significant player in the international shipping and transportation industries. By building its divisions through classic outsourcing techniques, USXP's future revenue growth will not be offset by increased overhead.

In just the past few years, USXP has enlisted more than 9,000 private postal centers in a network called WorldPost that produces growing revenue streams for both its members and USXP. USXP offers its WorldPost Network members discounted services from some of the country's largest vendors, as well as innovative new luggage services that resonate in the world's present security-conscious travel climate.

USXP's business strategy is far more than the sum of today's parts. The company's three highly synergistic divisions position the company to create an entirely new industry paradigm by offering the private postal industry and consumers value-added services and products, logistical services, equipment leasing and cost-effective delivery of goods and services worldwide.

WorldPost(TM) Network, the new name for USXP's private postal network, taps the purchasing power of over 20,000 privately-owned and operated postal stores to create the nation's first truly organized and funded private postal system.

USXP's Web-based CRM software system empowers swift delivery of business products and services to the network: commercial mail receiving; office products and supplies; packaging and shipping; copying, imaging, photo finishing and digital services; home office boutique items; and even concierge services.

Universal Express Logistics, Inc. joins the company's visionary Luggage Express(TM) service offered through the WorldPost Network and its Internet-based Virtual Bellhop(R) luggage pickup and delivery service to free travelers from the stress of dealing with their luggage as they travel across the country and around the world. USXP charges an average of $70 per piece to deliver dropped-off luggage to a traveler's final destination. The target customer is the upscale traveler planning extended stays at destination resorts, but the service is equally appealing to any traveler who prefers not to pay extra airline fees or struggle with heavy and awkward baggage at either end of their trip. When you consider that by 2005 domestic airline luggage is expected to exceed 3 billion pieces annually, USXP's revenue potential is substantial as acceptance of luggage transportation services reaches critical mass with further branding and advertising.

Universal Express Capital Corp. is a full-service, asset-based transportation and leasing service that provides capital acquisition funding for the business sector. USXP has established strategic alliances with a number of major manufacturing firms in the limousine, livery, small fleet, vehicle rental, delivery truck and van, bus and aircraft industries. The company projects minimum annual lease originations of $24 million. USXP recently entered into a management contract with Go Commercial Leasing Corp., which has a well established customer base in the commercial transportation industry.

USXP Platinum(TM) Card is its answer to the millions of people who regularly send money overseas to their families. The USXP prepaid, FDIC insured ATM card provides an instant, secure method of money transfer across international borders. USXP Platinum Card also targets the 30% of the U.S. population with no checking accounts or credit and, with over 9,000 retail locations--a distribution plan that is creatively affordable.


                   WORLDPOST(TM) - THE PRIVATE POSTAL NETWORK

WorldPost, a private postal network, is an association formed to create a very much needed partnership between previously unconnected shipping and packaging store owners. This concept has been accomplished many times before in American industries, most notably by FTD's maturation of the independent florists across America and Interflora's unification and development of florists in Europe. WorldPost provides independent store owners with a variety of cost effective services and products to help increase their profitability, while they are still able to maintain their local or franchised identities.

                        Individual Services and Products

o Flowers/Gift Baskets
o Check Cashing/Money Transfer Services
o Medical
o International Shipping
o Corrugated & Packaging
o Lamination and Photo ID's
o Customized Rubber Stamps
o Equipment Leasing
o Key Machines and Supplies
o Moving Supplies
o Car Rental
o Customized Corrugated
o ATM Machines
o Business and Office Supplies
o Parcel Insurance
o Credit Card Processing
o Check Processing
o Payroll and Tax Processing
o Prepaid Debit Card Load Stations
o Visa - Mastercard
o Discounted Supplies
o Joint Promotions
o Mailing Lists
o Air Miles Incentive Program
o Travel and Entertainment
o Shredder Cushioning Systems

o Air Purification Systems
o Free Software
o Internet Access
o Custom Clothing and Uniforms


                  WORLDPOST(TM) - INTERNATIONAL COURIER SERVICE


WorldPost, the International Courier Service, is an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. WorldPost provides global delivery and services to international firms. This network currently delivers over 650,000 packages per month and is part of the world's largest independently owned courier network. It is the 5th largest express courier network in the world behind the integrated United States express carriers such as FedEx, UPS and DHL.

Unlike the major integrators who operate their own aircraft and thus offer rigid pick up and delivery schedule, WorldPost members offer flexible, customized International services to meet a client's specific distribution needs. Instead of operating our own costly fleet, WorldPost offers express International air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time-sensitive documents, parcels, freight and mail.

According to industry estimates, private postal stores alone ship $600,000,000 annually in International packages and without WorldPost are totally dependent upon their suppliers' shipping. The obvious synergy between WorldPost, the International Courier Service and WorldPost, the private postal network, enhances our unusual position in the shipping service industry.

Now WorldPost Network members can offer an in-house solution for international deliveries at a higher profit margin for themselves and increase the value of international delivery service to their customers rather than the more expensive traditional carriers. The WorldPost Networks' use of the WorldPost envelope for their international shipping method instead of outsourced options strengthens the local postal stores' position as an international delivery solution.


                     LUGGAGE EXPRESS(TM) AND VIRTUAL BELLHOP

Luggage Express and its premier service, the Virtual Bellhop, facilitate and manage the movement of baggage door to door for leisure and business travelers.

With many years of logistical corporate and entrepreneurial experience in relevant core businesses, Universal Express has created a powerful logistical business model driven by multi-channel distribution and multi-market demand. We have established relationships with travel service providers and distribution partners.

There are significant market opportunities not limited to the abundance of checked bags presently being moved each year. Making travel easier and more enjoyable through luggage free travel is the goal of our two companies.

Whether it be through partners like hotels, airlines, cruise lines, credit card companies, airline or travel agencies, or simply our neighborhood postal store, we continue to introduce Americans to luggage-free travel.

With over 1.5 billion suitcases presently being checked by domestic passengers, our companies offer significant benefits to the airlines. Customer satisfaction, easier check-in, a secure alternative to curb-side check-in, less congestion in the departure hall and minimizing departure delays, defines our service. The FAA expects the number of airline passengers to double by 2005, making domestic luggage to exceed 3 billion suitcases. Luggage Express and Virtual Bellhop are indeed poised for luggage free travel.

On July 10, 2003 Luggage Express formed a strategic alliance with Samsonite to be featured in the 190 Samsonite Company Stores.

On August 26, 2003, Luggage Express announced a strategic alliance with the Society for Accessible Travel and Hospitality (SATH) to provide luggage delivery services for disabled and mature travelers.

On September 17, 2003 Universal Express announced plans to purchase Bags To Go, Inc., a diversified luggage logistics provider operating in South Florida.


                         UNIVERSAL EXPRESS CAPITAL CORP.

The Universal Express family of companies has broadened the nature of its core business by entering the financial services industry via the subsidiary of Universal Express Capital Corp. A full service, asset based transportation and equipment lessor, Universal Express Capital Corp. provides capital acquisition funding, in the form of lease financing, to the national business community as well as within the framework of Universal Express' other affiliates and subsidiaries.


                             UNIVERSAL CASH EXPRESS

Universal Cash Express further exhibits its product diversification by providing the USXP Platinum(TM) stored value card to consumers nationwide. With a growing percentage of the population needing a simple and inexpensive alternative to traditional bank accounts combined with the continuing technological advancements of a "cash-less" society, Universal Cash Express now provides consumers with the banking services they want without the banking hassles. Universal Cash Express has launched its newest product line, Branded Gift Card Programs, such as the FTD Gift Card and the Luggage Express Rewards Program.

Distributing this product through the WorldPost(TM) Network exposes the USXP Platinum stored value card to the wide range of consumers patronizing the 20,000 postal stores nationwide while enhancing store owners revenue via sales, fund loading, payroll and recurring usage fee structures associated with the card. A myriad of credit, finance, and marketing applications will be offered to USXP Platinum cardholders.

On August 4, 2003 Universal Cash Express expanded its relationship with Q Comm International to provide its floral gift card.

On August 28, 2003 Universal Cash Express announced a partnership with GlobTel Communications to distribute GlobTel's prepaid card services through Universal Cash Express' point-of-sale activation terminals at WorldPost network retail outlets.


                     UNIVERSAL EXPRESS TRANSPORTATION, INC.

Universal Express Transportation Inc. is our newest business designed to operate transportation and logistical delivery acquisitions presently under consideration by the Company and for future businesses, systems and programs in the transportation and logistical fields, under the trademark USXP Transportation(TM).

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


                                   COMPETITION

The company believes that the maturation of the Private Postal Network (WorldPost) will strengthen the profitable atmosphere of this cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independent stores from properly promoting their services. The ability of WorldPost to create a nationally accepted private postal industry that the American public will embrace and trust should recreate a viable industry. The Company feels it can convince through financial discounts the independent and nationwide franchisors that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership and private postal network.

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

Members of WorldPost provide the public with a complement to U.S. Post Offices for many retail postal services. In addition, our Service Centers offer individuals and business customers a variety of personal, business and communications services and merchandise.


                                   MANAGEMENT

Mr. Richard A. Altomare has been President and CEO of Universal Express since May 1992, upon appointment by the reorganization court for Packaging Plus Services (predecessor of Universal Express) during Packaging's reorganization, completed in May, 1994. Mr. Altomare directs the Company, and is continuing to build a multi-faceted Company foundation for future growth in the global marketplace. He envisions a synergistic company capable of creating a profitable partnership between packaging store owners and their carriers, as well as building innovative businesses in the logistics, commercial vehicles capital funding and leasing and transportation fields.


                         TRADE MARKS AND SERVICE MARKS

The Company is the owner of tradenames, trademarks and service marks for the names and marks Universal Express(TM), Private Postal Network(TM), USXP Capital(TM), USXP Cash Express(TM), WorldPost(TM), Luggage Express(TM), Virtual Bellhop(R), USXP Logistics(TM) and USXP Transportation(TM).

                                    EMPLOYEES

As of June 30, 2003, the Company employed 22 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its WorldPost Network, USXP Capital, Luggage Express and WorldPost International Delivery expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 2003 and beyond.


                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

USXP's present corporate headquarters is located at 1230 Avenue of the Americas, New York, New York, with administrative offices at 5295 Town Center Road, Boca Raton, Florida. WorldPost Network has an office in Centereach, New York.


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

The Company is involved in several lawsuits with vendors and suppliers. These claims are all disputed by the Company. The Company believes that disposition of these matters will not have a material adverse effect on the Company's financial position.


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


                                               BID
              QUARTER ENDED           LOW               HIGH

                 9/30/02             $0.016            $0.026
                 12/31/02            $0.009            $0.026
                 3/31/03             $0.006            $0.012
                 6/30/03             $0.006            $0.037

As of June 30, 2003, there were over 10,000 holders of record of the Company's Common Stock.

The Transfer Agent and Registrar of the Company's Common Stock is OTC Corporate Transfer Service Co.

A 4% warrants dividend was declared in this fiscal year.


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


                                    OVERVIEW:

Management is continually concentrating on raising new capital to further develop the WorldPost Network, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions.

Management views this year as a period of growth based upon its decision to concentrate on core business development through the WorldPost Network, Virtual Bellhop(R), Luggage Express(TM), WorldPost International Delivery and USXP Capital(TM).

The sale of Skynet and Manhattan Concierge permitted the Company to shed a considerable amount of liabilities, in order to concentrate on its core businesses and to seek synergistic acquisitions, while retaining the benefits of territory sales for Skynet and Manhattan Concierge and $700,000 worth of credits with Skynet for WorldPost International Delivery shipments. Although these credits represent a significant asset to the Company, they will be accounted for as used.


LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended June 30, 2003, the Company's financing activities provided $2,978,476 while $2,767,781 was used in its operating and investing activities.

The Company's working capital deficiency for fiscal 2003 was $2,015,902 compared with $2,108,000 in fiscal 2002.

The Company's net loss for fiscal 2003 was $6,523,324 compared with $3,498,838 in fiscal 2002.

Until the WorldPost Network, Virtual Bellhop, Luggage Express, USXP Capital and WorldPost International Delivery are fully developed, the Company will continue to rely on equity and debt raises to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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

                    UNIVERSAL EXPRESS, INC. & SUBSIDIARIES

                              FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                        INDEX TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002






                                                                          Page
                                                                          ----

Independent Auditors' Report                                                 1

Financial Statements

           Consolidated Balance Sheet                                        2

           Consolidated Statements of Operations and
               Comprehensive Income (Loss)                                   3

           Consolidated Statements of Stockholders' Equity                   4

           Consolidated Statements of Cash Flows                           5-6

           Notes to the Consolidated Financial Statements                 7-18

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Universal Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Universal Express, Inc. and Subsidiaries as of June 30, 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Express, Inc. and Subsidiaries as of June 30, 2003 and the consolidated results of their operations and cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company incurred an operating loss of $6,531,815 for the year ended June 30, 2003 and had a working capital deficiency of $2,015,902 at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Rosenberg Rich Baker Berman & Company
-----------------------------------------

Bridgewater, New Jersey
August 28, 2003



                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003



          Assets
Current Assets
    Cash                                                                 $    242,037
    Accounts receivable, net of allowance for
          doubtful accounts of $0                                              28,930
    Other receivable                                                            7,700
    Other current assets                                                       42,832
                                                                         ------------
      Total Current Assets                                                    321,499
                                                                         ------------
Property and Equipment, net                                                   106,697
                                                                         ------------
Other Assets
    Loan to officer                                                           819,060
    Related party receivables                                                 906,000
    Goodwill                                                                  397,107
    Other assets                                                               15,156
                                                                         ------------
      Total Other Assets                                                    2,137,323
                                                                         ------------
        Total Assets                                                        2,565,519
                                                                         ============

          Liabilities and Stockholders' Equity
Current Liabilities
    Accrued officers' salary                                                1,076,556
    Accounts payable                                                          582,944
    Accrued expenses                                                          178,936
    Accrued interest                                                          199,375
    Bank line of credit                                                        35,041
    Current maturities of long-term debt                                       94,549
    Notes payable                                                              70,000
    Convertible debenture                                                     100,000
                                                                         ------------
      Total Current Liabilities                                             2,337,401
                                                                         ------------
Long-Term Debt, Net of Current Maturities                                      96,689
                                                                         ------------
      Total Liabilities                                                     2,434,090
                                                                         ------------
Commitments and Contingencies
Stockholders' Equity
    Common stock, $.005 par value; authorized 550,000,000 shares,
      491,248,233 shares issued, 491,208,233 shares outstanding             2,456,242
    Class B common stock, $.005 par value; authorized 3,000,000 shares
      1,280,000 shares issued and outstanding                                   6,400
    Additional paid-in capital                                             39,496,481
    Accumulated deficit                                                   (39,898,907)
    Accumulated other comprehensive income (loss)                            (119,700)
    Stock rights                                                            3,184,962
    Common stock in treasury, at cost, 40,000 shares                          (14,350)
    Deferred service costs                                                 (4,979,699)
                                                                         ------------
      Total Stockholders' Equity                                              131,429
                                                                         ------------
        Total Liabilities and Stockholders' Equity                       $  2,565,519
                                                                         ============



See notes to consolidated financial statements.                             F-2


                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                                                        YEARS ENDED JUNE 30,
                                                                                        --------------------
                                                                                   2003                     2002
                                                                          -------------------       -------------------
Revenue                                                                   $         2,435,540       $           431,199
Cost of goods sold                                                                  2,370,817                   395,706
                                                                          -------------------       -------------------
Gross Profit                                                                           64,723                    35,493
                                                                          -------------------       -------------------

Selling, general and administrative                                                 2,961,937                 1,598,224
Amortization of deferred service cost                                               3,547,439                 1,786,585
Stock based compensation                                                               64,383                   136,760
Depreciation                                                                           22,779                    20,419
                                                                          -------------------       -------------------
      Total Operating Expenses                                                      6,596,538                 3,541,988
                                                                          -------------------       -------------------

Loss From Operations                                                              (6,531,815)               (3,506,495)
                                                                          -------------------       -------------------

Other Income (Expense)
    Interest income                                                                    49,202                    49,765
    Interest expense                                                                 (40,711)                  (42,108)
                                                                          -------------------       -------------------
      Total Other Income (Expense)                                                      8,491                     7,657
                                                                          -------------------       -------------------

Loss Before Income Taxes                                                          (6,523,324)               (3,498,838)
                                                                          -------------------       -------------------

Benefit from Income Taxes                                                          -                         -
                                                                          -------------------       -------------------


Net Loss                                                                  $       (6,523,324)       $       (3,498,838)
                                                                          ===================       ===================


Basic Loss Per Common Share                                               $            (0.02)       $            (0.02)
                                                                          ===================       ===================

Weighted Average Common Shares Outstanding                                       353,208,736               161,689,593
                                                                          ===================       ===================


Comprehensive Income (Loss)

Net Loss                                                                  $       (6,523,324)       $       (3,498,838)

Other Comprehensive Income (Loss)
    Unrealized loss on marketable securities, net of tax effect of $0                   (300)                  (26,400)
                                                                          -------------------       -------------------


Comprehensive Income (Loss)                                               $       (6,523,624)       $       (3,525,238)
                                                                          ===================       ===================




See notes to consolidated financial statements.                             F-3




                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                              COMMON STOCK              CLASS B STOCK
                                                    ------------------------------  --------------------------
                                                    # OF SHARES        AMOUNT       # OF SHARES    AMOUNT
                                                    -----------     -----------    ------------   -------------

Balance July 1, 2001                                 84,851,289    $    424,257       1,280,000   $      6,400
                                                   ------------    ------------    ------------   ------------

Sale of Common Stock                                  2,136,509          10,683            --             --
Common Shares Issued for Deferred                    94,083,160         470,416            --             --
     Services
Amortization of Deferred Services                          --              --              --             --
Common Shares Issued for Services                     3,481,668          17,408            --             --
Common Shares Issued for Conversion of
    Loans and Interest                               13,401,722          67,009            --             --
Common Shares Issued for Dividend                     9,801,623          49,008            --             --
Common Shares Issued for Investment                   4,402,999          22,015            --             --
Warrants Issued for Investment                             --              --              --             --
Common Shares Issued for Stock Rights                11,967,528          59,838            --             --
Cash Received for Stock Rights                             --              --              --             --
Common Shares Purchased from Investors                     --              --              --             --
Unrealized Loss on Marketable Securities                   --              --              --             --
Net Loss                                                   --              --              --             --
                                                   ------------    ------------    ------------   ------------

Balance June 30, 2002                               224,126,498       1,120,634       1,280,000          6,400
                                                   ------------    ------------    ------------   ------------

Common Shares Issued for Deferred
     Services                                       253,149,000       1,265,745            --             --
Amortization of Deferred Services                          --              --              --             --
Common Shares Issued for Services                     3,958,000          19,790            --             --
Retirement of Treasury Shares                           (10,000)            (50)           --             --
Cancellation of Common Shares from 2003 Dividend
                                                       (239,328)         (1,197)           --             --
Common Shares Issued for Stock Rights                10,264,063          51,320            --             --
Cash Received for Stock Rights                             --              --              --             --
Unrealized Loss on Marketable Securities                   --              --              --             --
Net Loss                                                   --              --              --             --
                                                   ------------    ------------    ------------   ------------


Balance June 30, 2003                               491,248,233    $  2,456,242       1,280,000   $      6,400
                                                   ============    ============    ============   ============






                                                     PAID IN            STOCK              TREASURY STOCK          ACCUMULATED
                                                     CAPITAL            RIGHTS       # OF SHARES       AMOUNT        DEFICIT
                                                    -------             ------       -----------       ------        -------

Balance July 1, 2001                               $ 27,574,250    $    980,227          40,000    $    (12,000)   $(29,876,745)
                                                   ------------    ------------    ------------    ------------    ------------

Sale of Common Stock                                    192,967            --              --              --              --
Common Shares Issued for Deferred                     4,917,572            --              --              --              --
     Services
Amortization of Deferred Services                          --              --              --              --              --
Common Shares Issued for Services                       119,352            --              --              --              --
Common Shares Issued for Conversion of
    Loans and Interest                                  779,491            --              --              --              --
Common Shares Issued for Dividend                       (49,008)           --              --              --              --
Common Shares Issued for Investment                     170,105            --              --              --              --
Warrants Issued for Investment                           16,920            --              --              --              --
Common Shares Issued for Stock Rights                   365,387        (425,225)           --              --              --
Cash Received for Stock Rights                             --         2,166,500            --              --              --
Common Shares Purchased from Investors                     --              --            10,000          (6,000)           --
Unrealized Loss on Marketable Securities                   --              --              --              --              --
Net Loss                                                   --              --              --              --        (3,498,838)
                                                   ------------    ------------    ------------    ------------    ------------


Balance June 30, 2002                                34,087,036       2,721,502          50,000         (18,000)    (33,375,583)
                                                   ------------    ------------    ------------    ------------    ------------


Common Shares Issued for Deferred
     Services                                         2,857,075            --              --              --              --
Amortization of Deferred Services                          --              --              --              --              --
Common Shares Issued for Services                        44,593            --              --              --              --
Retirement of Treasury Shares                            (3,600)           --           (10,000)          3,650            --
Cancellation of Common Shares from 2003 Dividend
                                                          1,197            --              --              --              --
Common Shares Issued for Stock Rights                 2,510,180      (2,561,500)           --              --              --
Cash Received for Stock Rights                             --         3,024,960            --              --              --
Unrealized Loss on Marketable Securities                   --              --              --              --              --
Net Loss                                                   --              --              --              --        (6,523,324)
                                                   ------------    ------------    ------------    ------------    ------------

Balance June 30, 2003                              $ 39,496,481    $  3,184,962          40,000    $    (14,350)   $(39,898,907)
                                                   ============    ============    ============    ============    ============





                                                       OTHER
                                                    COMPREHENSIVE     DEFERRED
                                                      INCOME          SERVICES         TOTAL
                                                      ------          --------         -----

Balance July 1, 2001                               $    (93,000)   $   (802,915)   $ (1,799,526)
                                                   ------------    ------------    ------------

Sale of Common Stock                                       --              --           203,650
Common Shares Issued for Deferred                          --        (5,387,988)           --
     Services
Amortization of Deferred Services                          --         1,786,585       1,786,585
Common Shares Issued for Services                          --              --           136,760
Common Shares Issued for Conversion of
    Loans and Interest                                     --              --           846,500
Common Shares Issued for Dividend                          --              --              --
Common Shares Issued for Investment                        --              --           192,120
Warrants Issued for Investment                             --              --            16,920
Common Shares Issued for Stock Rights                      --              --              --
Cash Received for Stock Rights                             --              --         2,166,500
Common Shares Purchased from Investors                     --              --            (6,000)
Unrealized Loss on Marketable Securities                (26,400)           --           (26,400)
Net Loss                                                   --              --        (3,498,838)
                                                   ------------    ------------    ------------



Balance June 30, 2002                                  (119,400)     (4,404,318)         18,271
                                                   ------------    ------------    ------------



Common Shares Issued for Deferred
     Services                                              --        (4,122,820)           --
Amortization of Deferred Services                          --         3,547,439       3,547,439
Common Shares Issued for Services                          --              --            64,383
Retirement of Treasury Shares                              --              --              --
Cancellation of Common Shares from 2003 Dividend
                                                           --              --              --
Common Shares Issued for Stock Rights                      --              --              --
Cash Received for Stock Rights                             --              --         3,024,960
Unrealized Loss on Marketable Securities                   (300)           --              (300)
Net Loss                                                   --              --        (6,523,324)
                                                   ------------    ------------    ------------






Balance June 30, 2003                              $   (119,700)   $ (4,979,699)   $    131,429
                                                   ============    ============    ============





F-4                     See notes to consolidated financial statements.



                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED JUNE 30,
                                                                                       --------------------
                                                                                    2003                   2002
                                                                            -----------------       ----------------
Cash Flows From Operating Activities
      Net Loss                                                              $     (6,523,324)       $     (3,498,838)
                                                                            -----------------       -----------------
    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities
        Depreciation                                                                   22,779                  20,419
        Common shares issued for services                                              64,383                 136,760
        Unrealized loss                                                                 (300)                (26,400)
        Forgiveness of officer loan                                                    59,751                  87,751
        Amortization of deferred services                                           3,547,439               1,786,585
    Changes in assets and liabilities
        Accounts receivable                                                          (10,891)                (18,039)
        Other current assets                                                            3,559               -
        Other receivables                                                           -                         110,700
        Other asset                                                                     (771)                (19,706)
        Accrued officers' salary                                                       64,156                 300,000
        Accrued interest                                                               30,995                  85,830
        Accounts payable and accrued expenses                                          29,807               (584,195)
        Payroll taxes payable                                                       -                       (157,986)
        Other liabilities                                                           -                        (50,951)
                                                                            -----------------       -----------------
          Total adjustments                                                         3,810,907               1,670,768
                                                                            -----------------       -----------------
Net Cash Used in Operating Activities                                             (2,712,417)             (1,828,070)
                                                                            -----------------       -----------------

Cash Flows From Investing Activities
    Acquisition of cash                                                             -                          17,303
    Loan to officer                                                                 -                        (79,498)
    Related party receivables                                                        (14,576)               (300,000)
    Acquisition of property and equipment                                            (40,788)                (31,365)
                                                                            -----------------       -----------------
Net Cash Used in Investing Activities                                                (55,364)               (393,560)
                                                                            -----------------       -----------------

Cash Flows From Financing Activities
    Sale of common stock                                                            -                         203,650
    Repayment of convertible debt                                                   -                        (89,000)
    Repayment of long-tern debt                                                      (30,535)               -
    Repayment of bank line of credit                                                 (14,949)                (18,643)
    Repayment of notes payable                                                        (1,000)                (42,851)
    Proceeds from stock rights                                                      3,024,960               2,166,500
    Purchase of treasury stock                                                      -                         (6,000)
                                                                            -----------------       -----------------
Net Cash Provided by Financing Activities                                           2,978,476               2,213,656
                                                                            -----------------       -----------------


Net Increase (Decrease) in Cash                                                       210,695                 (7,974)
Cash - Beginning of Year                                                               31,342                  39,316
                                                                            -----------------       -----------------
Cash - End of Year                                                                    242,037                  31,342
                                                                            =================       =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the year for interest                                  $           9,716       $          22,393
                                                                            =================       =================


See notes to consolidated financial statements.                          F-5

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NON CASH INVESTING AND FINANCING ACTIVITIES

For the year ended June 30, 2003:
      The Company issued 253,149,000 shares of common stock valued at $4,122,820 for deferred services.

      The Company issued 3,958,000 shares of common stock valued at $64,383 for services.

      The Company issued 10,264,063 shares of
      common stock for the conversion of $2,561,500 of stock rights.

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

      The Company issued 4,402,999 shares of common stock, 940,000 warrants to purchase shares of common stock and a $90,000 note payable for the purchase of Virtual Bellhop LLC. Total non-cash value was $299,000.

      The Company issued 11,967,528 shares of common stock for the conversion of $425,225 of stock rights.






See notes to consolidated financial statements.                             F-6

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

           Virtual Bellhop, Inc. and Luggage Express are door to door luggage transportation services with established unique strategic relationships with well known travel service providers and distribution partners.

           On January 2, 2001, USXP sold its 51% interest in SkyWorld International Couriers, Inc. ("SkyNet") in exchange for $400,000, a non-exclusive license to sublicense the SkyNet name in connection with an international courier service in the United States, and delivery service credits of $700,000 provided that USXP shall not use more than $50,000 in credits in any one month, unless authorized by SkyNet. Through June 30, 2003, the Company has used $20,177 of the aforementioned credits.

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

Basis of Presentation

           The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses from operations of $6,531,815 and $3,506,495 for the years ended June 30, 2003 and 2002, respectively, and had a working capital deficiency of $2,015,902 at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and is continually evaluating the Company's operations, however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

           For the transportation/equipment leasing brokerage company, revenue is recognized upon delivery of the transportation/equipment to the end user.

      Shipping and Handling Costs
           Shipping and handling costs for the luggage transportation operations are charged to costs of goods sold as incurred.

      Advertising Costs
           Advertising costs are charged to operations when incurred. Advertising expense was $67,578 and $44,308 for the years ended June 30, 2003 and 2002, respectively.

      Goodwill
           Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their net assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. At June 30, 2003, the Company believes that there has been no impairment of goodwill.

      Property and Equipment
           Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, ranging from five to ten years.

      Deferred Service Costs
           Deferred service costs are recorded in connection with common stock issued to advisors for future services and are amortized over the period of the agreement, ranging from six months to ten years.

      Stock Based Compensation
           Financial Accounting Statement No. 123 ("SFAS No. 123), Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, Continued

           As required by Statement No. 123 the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance.

      Basic Loss Per Common Share
           Net loss per common share is calculated utilizing the weighted average number of common shares outstanding during the period. The number of shares used in the computations were 353,208,736 and 161,689,593 for the years ended June 30, 2003 and 2002, respectively. Common stock equivalents and contingently issuable shares have not been included in the computation since the effect would be anti-dilutive.

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

      Impairment of Long-Lived Assets
           The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2003, the Company believes that there has been no impairment of its long-lived assets.

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

           As such, the Company has three major segments for the year ended June 30, 2003: Logistics and International Shipping, Transportation/Equipment Leasing Brokerage and Parent (other). Logistics and International Shipping includes Virtual Bellhop, LLC, Luggage Express, Worldpost, and Private Postal Center Network.com. Transportation/Equipment Leasing Brokerage includes Universal Express Capital Corp.

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

NOTE 3 - LOAN TO OFFICER

      Prior to the enactment of the Sarbanes-Oxely act, the Company's Chief Executive Officer, in accordance with the such officer' employment contract was entitled to secure loans from the Company in an amount not to exceed $950,000. The board agreed to forgive 10% per year (2.5% quarterly) of the outstanding balance of the Company loans to such officer, commencing January 2, 2001. These loans bear interest at the applicable federal rate, which approximated 6% during the year ended June 30, 2003. As of June 30, 2003 the amount owed under such loan is $819,060.

NOTE 4 - RELATED PARTY RECEIVABLES

      As of June 30, 2003, the Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company. The repayment terms of such advances have not yet been determined.

NOTE 5 - MARKETABLE INVESTMENT SECURITIES

      Cost and fair value of the Company's investment in available for sale equity securities as of June 30, 2003 are as follows:

AMORTIZED COSTS         GROSS UNRELATED LOSS           FAIR VALUE
----------------         ------------------             ----------
 $ 120,000                 $   (119,700)               $    300

NOTE 6 -PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 2003 consists of the following:
      Leasehold improvements                                  $    47,028
      Office equipment                                             53,588
      Furniture and fixtures                                       80,113
                                                              -----------
                                                                  180,729
      Less accumulated depreciation and amortization               74,032
                                                              -----------

                                                              $   106,697

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - OTHER CURRENT ASSETS

      Other current assets as of June 30, 2003 consist of the following:

        Prepaid legal fees                                                           $          26,000
        Employee advance                                                                         9,800
        Commission advances                                                                      7,032
                                                                                     -----------------

                                                                                     $          42,832
                                                                                     =================


NOTE 8 - NOTES PAYABLE

      Notes payable at June 30, 2003 consist of the following:

      Note payable, due upon demand, bearing interest at rate of 18% per annum       $          25,000

      Notes payable, due upon demand, bearing interest at a rate of 18% per annum               45,000
                                                                                     -----------------

                                                                                     $          70,000
                                                                                     =================


NOTE 9 - BANK LINE OF CREDIT

      The Company has a line of credit under which the bank has agreed to make loans up to $70,000 at 1.75% above the prime interest rate. At June 30, 2003, the outstanding balance on the line of credit was $35,041.

NOTE 10 - LONG-TERM DEBT

      Long-term debt is comprised of the following:

        Installment note arising from settlement agreement due in monthly installments of $1,185 including interest through December 2004.  This
        note bears interest at 12.5%                                                 $          20,413

        Promissory note to bank payable in equal monthly installments of $2,167 plus interest through October 2006.  The note bears interest at 0% per annum until May 2004, at which time the rate will be fixed at a rate of 2% over the then prevailing prime rate. The
        note is secured by substantially all the Company's assets                               88,827

        Loans payable to former owners of Virtual Bellhop, LLC, payable in
        monthly installments of $3,333 plus interest at 4% through May 2005                     81,998
                                                                                     -----------------


          Total                                                                                191,238
        Less current maturities                                                                 94,549
                                                                                     -----------------
        Long-Term Debt, Net of Current Maturities                                    $          96,689
                                                                                     =================


                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG-TERM DEBT, Continued

      Total maturities of long-term debt are as follows:

        Year ended June 30,
              2004                                       $  94,549
              2005                                          59,870
              2006                                          26,004
              2007                                          10,815
                                                         ---------
                                                         $ 191,238
                                                         =========


NOTE 11 - CONVERTIBLE DEBENTURE

      The Company issued a $100,000 convertible debenture in 1997. Such debenture is still outstanding and bears interest at 18% per annum. Any payment or conversion of this debenture is disputed by the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain office space and equipment under operating lease agreements with unrelated parties. The base rent under these agreements aggregates approximately $12,030 per month. The related leases expire between July 2003 and 2007.

      The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating operating leases that have remaining non-cancelable lease terms in excess of one year as of June 30, 2003.

        Year ended June 30,

              2004                                        $ 109,986
              2005                                          107,486
              2006                                          100,615
              2007                                           73,333
                                                          ---------
                                                          $ 391,420
                                                          =========

      Rent expense charged to operations was $228,715 and $101,283 for the years ended June 30, 2003 and 2002, respectively.

      The leases also contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expenses as well as renewal options.

      The employment agreement with the Company's Chief Executive Officer provides for an annual base salary of $300,000 per annum through 2004. As of June 30, 2003 the Company has accrued 1,076,556 of salary due to such officer.

      The Company is involved in various lawsuits and claims in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES, Continued

      On July 5, 2001, the Company was awarded a $389 million judgment by a jury in Dade County, Florida against the Company's former investment banker. On April 23, 2003, the Company was awarded an additional $137 million judgment against two other parties related to this matter. The Company is currently pursuing collection of the judgments. At this time, however, no estimate can be made as to the time or amount of collection.

NOTE 13 - INCOME TAXES

      At June 30, 2003 the Company had approximately $34,900,000 of net operating loss carry forwards expiring beginning in 2009 through 2023. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitations.

      Deferred tax assets in the amount of approximately $14,727,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

      Significant components of the deferred tax assets as of June 30, 2003 were from net operating losses. The deferred tax assets have been presented in the Company's financial statements as follows:


        Total deferred tax assets                   $    14,727,000
        Less: valuation allowance                       (14,727,000)
                                                    ---------------
        Net deferred tax assets                     $        -
                                                    ===============


      The increase in the valuation allowance of $2,857,000 during the year ended 2003 was due to the additional allowance provided for the 2003 net operating loss.

      The provision for income taxes differ from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

                                                             JUNE 30,
                                                       2003            2002
                                                 --------------   -----------
        Benefit computed at the statutory rate   $   2,217,930    $  1,190,000
        Losses for which no benefit recognized      (2,217,930)     (1,190,000)
                                                 --------------   -------------

          Benefit recorded                       $    -           $   -
                                                 ==============   ============

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCKHOLDERS' EQUITY

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

      During the year ended June 30, 2003, the Company issued 267,371,063 shares of common stock. Of such shares issued, 3,958,000 shares were issued in exchange for advisory services rendered and 10,264,063 shares were issued to investors for stock rights.

      During the year ended June 30, 2003, advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 253,149,000 common shares. The common shares were valued at their approximate fair market value on the dates of issuance and are being amortized over their respective contract periods.

      During the year ended June 30, 2002, the Company issued 139,275,209 shares of common stock. Of such shares issued, 3,481,668 shares were issued in exchange for advisory services rendered, 13,401,722 shares were issued for conversion of loans and interest, 2,136,509 shares were issued to investors for cash, and 11,967,528 shares were issued to investors for stock rights.

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

NOTE 15 - TREASURY STOCK

      The Company has bought an aggregate 50,000 shares from one investor for $18,000. Treasury stock is recorded at cost. The Company has a verbal agreement with such investor to repurchase an additional 200,000 shares at $.60 per share under certain circumstances. During the year ended June 30, 2003 the Company retired 10,000 shares of treasury stock.

NOTE 16 - STOCK RIGHTS

      Stock rights represent amounts received from investors for their future rights to purchase shares of stock of the Company at a discount of 20% to 30% of the market value of the stock at the date of exercise subject to the Company's right of redemption at a premium not to exceed 20% of the face amount of the right.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - WARRANTS

      On October 17, 2002, the Company announced a 4% dividend of four warrants payable to stockholders of record on the close of business November 1, 2002. The dividend consisted of of a set of four warrants for every 25 shares held on the record date as follows: one 'A' Warrant, one 'B' Warrant, one 'C' Warrant and one 'D' Warrant. On January 31, 2003, the Company issued 12,566,505 of each type of warrant for a total of 50,266,020 warrants to be exercised as follows: The 'A' Warrant will entitle the holder to purchase one restricted share of USXP @ $0.10 per share for a term of twelve months; the 'B' Warrant will also be for one restricted share @ $0.25 for a term of twelve months; the 'C' Warrant will be for one restricted share @ $0.50 for a term of eighteen months; and the 'D' Warrant will also be for one restricted share @ $1.00 for eighteen months.

      On November 2, 2001, the Company issued 940,000 warrants to purchase common stock of the Company as part of the acquisition of Virtual Bellhop, LLC. These warrants entitled the holder to purchase 470,000 shares at $.15 per share and 470,000 shares at $.70 per share. These warrants expired on March 22, 2003.

NOTE 18 - STOCK OPTION PLAN

      The Company's "1994 Stock Option Plan" provides for the issuance of up to 104,167 shares of common stock. The purchase price per share of common stock under each option shall not be less than the fair market value of the common stock on the date such option is granted. No options have been granted under the plan as of June 30, 2003. Per the plan document, the plan will terminate in 2004.

NOTE 19 - SEGMENT INFORMATION


      Year ended June 30, 2003:

                                                              TRANSPORTATION/
                                         LOGISTICS &            EQUIPMENT
                                        INTERNATIONAL            LEASING                 PARENT
                                          SHIPPING              BROKERAGE                (OTHER)              CONSOLIDATED
                                          --------              ---------                -------              ------------
        Revenue                      $   150,433          $     2,285,107         $    -                  $      2,435,540

        Operating Loss               $  (257,378)         $      (290,694)        $    (5,983,743)        $    (6,531,815)

      Year ended June 30, 2002:

                                                             TRANSPORTATION/
                                           LOGISTICS &         EQUIPMENT
                                          INTERNATIONAL         LEASING                PARENT
                                            SHIPPING           BROKERAGE               (OTHER)               CONSOLIDATED
                                            --------           ---------               -------               ------------
        Revenue                      $      68,389        $    362,810           $   -                    $      431,199

        Operating Loss               $     (61,584)       $    (98,642)          $   (3,346,269)          $    (3,506,495)



      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

NOTE 21 - NEW ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

      In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on the Company's results of operations of financial position.

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - NEW ACCOUNTING PRONOUNCEMENTS, Continued

      derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
      51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

NOTE 23 - SUBSEQUENT EVENTS

      Subsequent to the year ended June 30, 2003, the Company received $1,498,000 for stock rights for which no shares have been issued.

      Subsequent to the year ended June 30, 2003, the Company issued 49,779,000 common shares for advisory and consulting services.

                     UNIVERSAL EXPRESS, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - RECLASSIFICATION

      Certain items in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

                                     ITEM 8

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report


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


NAME                            AGE                            POSITION
----                            ---                            --------

 Richard A. Altomare             55                           Chairman and CEO

RICHARD A. ALTOMARE. Mr. Altomare, is the Chairman and Chief Executive Officer of Universal Express (USXP). Universal, with its wholly owned subsidiary the WorldPost Network is a leader of the $7 billion private postal industry. Its division, the WorldPost International Courier System is engaged in international shipping. Prior to Universal Express, Mr. Altomare was an investment banker specializing in real estate, bankruptcy reorganizations and equipment transactions. Mr. Altomare also owned and operated professional sports teams. He served in the U.S. Marine Corps. and U.S. Army specializing in communications and intelligence. Mr. Altomare attended Adelphi and Hofstra University and has been a political candidate for U.S. Congress and served on numerous corporate Boards.

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

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM
                          ANNUAL COMPENSATION              COMPENSATION AWARDS
                          ----------------------------------------------------

      (a)               (b)         (c)       (d)          (e)            (f)
                                                          OTHER
NAME & PRINCIPAL       FISCAL     ANNUAL     ANNUAL       ANNUAL         # of
   POSITION             YEAR      SALARY      BONUS    COMPENSATION     OPTIONS
   --------             ----      ------      -----    ------------     -------



Richard A. Altomare      1999     300,000       $0           $0            0
Chairman & CEO           2000     300,000       $0           $0            0
                         2001     300,000       $0           $0            0
                         2002     300,000       $0           $0            0
                         2003     300,000       $0           $0            0

During the Company's reorganization commencing in 1991 until June 30, 2002 Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $300,000. For fiscal year ended June 30, 2003 Mr. Altomare received $235,844 in cash compensation under his employment agreement. Mr. Altomare's accrued salary as of June 30, 2003 is $1,076,556.

                         OPTION GRANTS IN CURRENT PERIOD
                         -------------------------------


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


                        Shares
                      acquired on      Value       Exercisable/     Exercisable/
        Name         Exercise (#)   Realized ($)  Unexercisable    Unexercisable
--------------------------------------------------------------------------------

Richard A. Altomare
  Chairman. & CEO          0             0             0/0              0/0


B. COMPENSATION OF DIRECTORS

In the Company's Current Period, there were no arrangements pursuant to which any director of the Company was compensated for any service provided as a Director.

C. EMPLOYMENT CONTRACTS AND RELATED MATTERS

The Company has an employment contract with Mr. Altomare, that was approved by the Reorganization Court as part of the Company's Reorganization Plan, which currently provides an annual base salary of $300,000. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare's employment is terminated at any time within nine months following a "change of control event", as defined therein and generally described below, (i) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a "change of control event" shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. Mr. Altomare's employment agreement further grants to Mr. Altomare the right under the Court-approved 1994 Stock Option Plan to purchase not less than 500,000 shares of the Company's Class A Common Stock at the fair market price of the stock as of the Plan Effective Date, in addition to other shares, proportionally to be used for other purposes. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

The board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $819,060 as of June 30, 2003.

                                     ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 2003 more than five percent of the Class A Common Stock of the Company. This information is based on 491,248,233 shares of Class A Common Stock issued and outstanding as of June 30, 2003. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

 NAME AND ADDRESS OF        AMOUNT AND NATURE OF                  % OF
  BENEFICIAL OWNER          BENEFICIAL OWNERSHIP                COMMON STOCK
---------------------------------------- ---------------------------------------

Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486         32,590,173 shares                     6.6%



B. SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 2003. This information is based on 491,248,233 shares of Class A Common Stock issued and outstanding as of June 30, 2003. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF              % OF
 BENEFICIAL OWNER            BENEFICIAL OWNERSHIP           COMMON STOCK
--------------------------------------------------------------------------------

Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486           32,590,173 shares                6.6%

                                     ITEM 12

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard A. Altomare, the Company's Chairman and Chief Executive Officer, served from 1991 until May 11, 1994 as advisor and reorganization consultant to the Company, and the Reorganization Court during the Company's Reorganization case. The Reorganization Court and the Company appointed Mr. Altomare as Chairman and President through a long-term employment contract, approved by the Reorganization Court as part of the Company's Reorganization Plan a position he has continually occupied thereafter.

During the Company's reorganization commencing in 1991 until June 30, 2002 Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $300,000. For fiscal year ended June 30, 2003 Mr. Altomare received $235,844 in cash compensation under his employment agreement. Mr. Altomare's accrued salary as of June 30, 2003 is $1,076,556.

Mr. Altomare's outstanding loan balance under his employment agreement as of June 30, 2003 is $819,060.

As of June 30, 2003, the Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company.

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


                                                  UNIVERSAL EXPRESS, INC.


Date:  September 29, 2003                        /S/ RICHARD A. ALTOMARE
                                                  -----------------------
                                                 Richard A. Altomare, President
                                                 and Chairman of the Board