Form 10QSB
period 2003-09-30
UNIVERSAL EXPRESS INC/
filed 2003-11-14
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 2003
                         Commission File Number 0-18094

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2003:

--------------------------------------------------------------------------------
                                   $24,159,776
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                                Outstanding at September 30, 2003
--------------------------------------------------------------------------------
Class "A"                                                  552,027,232
Class "B"                                                    1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                        PAGE
                                                                        NUMBER



PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

 Balance Sheet - September 30, 2003                                       3

 Consolidated Statement of Operations -
 Three months ended September 30, 2003                                    4

 Consolidated Statement of Cash Flows -
 Three months ended September 30, 2003                                    5

 Notes to Consolidated Financial Statements                               6


Item 2. Management's Discussion and Analysis                              7
           of Financial Condition and Plan of
           Operations

Item 3. Controls and Procedures                                          14


PART II - OTHER INFORMATION                                              14


SIGNATURES                                                               15


                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003


                                     ASSETS
CURRENT ASSETS:
  Cash                                                             $    539,894
  Accounts Receivable                                                    15,504
  Other Receivables                                                       7,700
  Other Current Assets                                                  133,300
                                                                   ------------
      Total Current Assets                                              696,398
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             122,311
                                                                   ------------

OTHER ASSETS:
  Loan to Officer                                                       810,562
  Related Party Receivables                                             906,000
  Goodwill                                                              397,107
  Other Assets                                                           16,099
                                                                   ------------
      Total Other Assets                                              2,129,768
                                                                   ------------

                                                                   ------------
                                       Total Assets                $  2,948,477
                                                                   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                 $    547,434
  Accrued Expenses                                                      177,347
  Accrued Officers' Salary                                              965,113
  Accrued Interest                                                      206,958
  Bank Line of Credit                                                    32,269
  Current Maturities of Long-Term Debt                                   83,716
  Notes Payable                                                          68,500
  Convertible Debentures                                                100,000
                                                                   ------------
      Total Current Liabilities                                       2,181,337
                                                                   ------------

Long-Term Debt, Net of Current Maturities                                98,350
                                                                   ------------

                                                                   ------------
                                    Total Liabilities                 2,279,687
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.005 par value; Authorized 650,000,000 Shares
      552,027,232 Shares Issued, 551,987,232 Shares Outstanding       2,760,136
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                       6,400
   Additional Paid-in Capital                                        42,319,147
   Accumulated Deficit                                              (41,904,247)
   Accumulated Other Comprehensive Income                              (119,700)
   Stock Rights                                                       4,722,962
   Common Stock in Treasury, at cost, 40,000 shares                     (14,350)
   Deferred Costs Related to Stock Issued for Services               (7,101,558)

                                                                   ------------
      Total Stockholders' Equity                                        668,790
                                                                   ------------

                                                                   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $  2,948,477
                                                                   ============

                      See notes to consolidated financial statements






                    UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              FOR THREE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002



                                                           2003             2002
                                                           ----             ----

   Revenue                                           $     183,049    $   1,224,290
   Cost of Goods Sold                                      162,486        1,207,820
                                                     ------------------------------
                            Gross Profit                    20,563           16,470
                                                     ------------------------------

   Selling, General and Administrative                   2,021,637        1,153,077
   Depreciation                                              7,487            6,403
                                                     ------------------------------
                          Total Operating Expenses       2,029,124        1,159,480
                                                     ------------------------------

LOSS FROM OPERATIONS                                    (2,008,561)      (1,143,010)

   Other Income (Expense)
   Interest Expense                                         (8,817)          (7,958)
   Interest Income                                          12,039           12,490
                                                     ------------------------------
Net Income (Loss)                                    $  (2,005,339)   $  (1,138,478)


LOSS PER COMMON SHARES                               $       (0.00)   $       (0.00)
                                                     ==============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             532,931,005      244,436,911
                                                     ==============================

NET INCOME (LOSS)                                    $  (2,005,339)   $  (1,138,478)

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized loss of marketable securities                   --

                                                     ------------------------------
 COMPREHENSIVE INCOME (LOSS)                         $  (2,005,339)   $  (1,138,478)
                                                     ==============================

           See notes to consolidated financial statements.






                     Universal Express Inc, and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
               For the Three Months Ended September 2003 and 2002


                                                           2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                       $(2,005,339)   $(1,138,478)
        Adjustment to reconcile net loss to net cash
         used in operating activities:
           Depreciation and amortization                     7,487          6,403
           Amortization Of Deferred Compensation           837,540        373,189
           Common shares issued for services                57,160           --
           Write-down Officer Loan                           8,498         33,719
     Changes in assets and liabilities:
           Accounts receivable                              13,426          3,999
           Other receivables                                  --             --
           Other assets                                    (91,411)        (1,070)
           Accounts payable an accrued expenses           (140,959)        42,894
                                                       --------------------------
                     Total adjustments                     691,741        459,134
                                                       --------------------------

NET CASH USED IN OPERATING ACTIVITIES                   (1,313,598)      (679,344)
                                                       --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Related Party Receivables                                --          (14,576)
     Acquisition of property and equipment                 (23,101)        (8,874)
                                                       --------------------------
Net Cash Used In Investing Activities                      (23,101)       (23,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Bank Line of Credit                       (2,772)        (6,760)
     Repayments of Notes Payable                            (1,500)        (1,000)
     Repayment Long Term Debt                               (9,172)       (15,059)
     Proceeds from stock rights                          1,648,000        731,000

NET CASH PROVIDED BY FINANCING ACTIVITIES              $ 1,634,556    $   708,181
                                                       --------------------------

NET INCREASE (DECREASE) IN CASH                            297,857          5,387
CASH - BEGINNING OF YEAR                                   242,037         31,342

                                                       --------------------------
CASH - END OF PERIOD                                   $   539,894    $    36,729
                                                       ==========================

Non cash investing and financing activities for three months ended September 30, 2003:
     The company issued 48,700,000 shares of common
     stock valued at $2,959,400 for deferred services


               See notes to consolidated financial statements


                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                          Notes To Financial Statements
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

        In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003 and the results of operations and cash flows for the three months ended September 30, 2003 have been included.

        The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year ended June 30, 2004.

2.      SEGMENT INFORMATION

        Three months ended September 30, 2003:

                                    TRANSPORTATION/
                       LOGISTICS &     Equipment
                      International     Leasing      Parent
                        SHIPPING       BROKERAGE    (OTHER)         CONSOLIDATED
                        --------       ---------    -------         ------------

        Revenue         $   49,367     $ 133,157    $        525   $    183,049
        Operating
        Loss            $ (225,035)    $ (98,893)   $ (1,681,411)  $ (2,005,339)


        Three months ended September 30, 2002:

                                    Transportation/
                       Logistics &     Equipment
                      International     Leasing        Parent
                        SHIPPING       BROKERAGE       (OTHER)     CONSOLIDATED
                        --------       ---------       -------     ------------

      Revenue         $   13,772      $ 1,210,368   $        150   $  1,224,290
      Operating
      Loss            $  (52,971)     $   (44,888)  $ (1,040,619)  $ (1,138,478)


        Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.      CAPITAL STOCK

        During the quarter ended September 30, 2003 the Company issued 60,779,000 shares of common stock. Of such shares issued 48,700,000 shares were issued for deferred services, 1,079,000 for advisory services and 11,000,000 shares for stock rights. Also during the quarter ended September 30, 2003 the Company received $1,648,000 for stock rights.

        During the quarter ended September 30, 2003 the Company increased its authorized class A common stock to 650,000,000.

4.      SUBSEQUENT EVENTS

        On October 12, 2003, the Company announced the signing of a contract to purchase North American Airlines. The agreement is contingent upon a due diligence by the Company.

        During October - November, 2003, the company presented to members of Congress and transportation agencies various proposals contained in a Transportation White Paper on luggage movement improvements in travel in connection with Homeland Security, and other travel matters.

        Subsequent to the quarter ended September 30, 2003, the Company received $1,950,000 for stock rights and the Company issued 54,200,000 common shares for stock rights, advisory & consulting services.


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

                        Individual Services and Products

o Flowers/Gift Baskets
o Money Transfer Services
o Corrugated & Packaging
o Lamination and Photo ID's
o Customized Rubber Stamps
o Equipment Leasing
o Moving Supplies
o Car Rental
o Customized Corrugated
o Business and Office Supplies
o Parcel Insurance
o Credit Card Processing
o Check Processing
o Payroll and Tax Processing
o Prepaid Debit Card Load Stations
o Visa - Mastercard
o Discounted Supplies
o Joint Promotions
o Mailing Lists
o Air Miles Incentive Program
o Shredder Cushioning Systems
o Internet Access
o Retail Products
o Luggage Express
o Employee Benefits
o Bad Check Collection
o Passport Expediting
o Message on Hold
o Video Tape to DVD Conversion
o Fingerprinting
o Income Tax Preparation
o Recycling
o Health Care Coverage
o Digitized Internet Service
o In Store Signmaking



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


RESULTS OF OPERATIONS - THREE MONTHS

Management is continually concentrating on raising new capital to further develop the WorldPost Private Postal Network, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, its latest acquisitions, Virtual Bellhop and USXP Capital and for future acquisitions.

Management views this developmental year as a period of growth based upon its decision to concentrate on core business development through the WorldPost Private Postal Network, WorldPost International Courier Service, Virtual Bellhop(R), Luggage Express(TM), USXP Capital, USXP Cash Express(TM) and Universal Transportation.


LIQUIDITY AND CAPITAL RESOURCES - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

The net proceeds from investments in the Company was approximately $1,648,000. Approximately $1,336,700 was used in its operating activities.

Until the WorldPost Network, Universal Express Capital, WorldPost International Delivery and the Company's other businesses, are fully operational, the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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


Dated:  November 14, 2003