Form 10QSB
period 2003-12-31
UNIVERSAL EXPRESS INC/
filed 2004-02-18
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED December 31, 2003
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2003:

--------------------------------------------------------------------------------
                                   $39,374,851
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                                Outstanding at December 31, 2003
--------------------------------------------------------------------------------
Class "A"                                                     650,181,232
Class "B"                                                       1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                      Page
                                                                      NUMBER



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

 Balance Sheet - December 31, 2003                                     3

 Consolidated Statement of Operations -
 Three and six months ended December 31, 2003                          4

 Consolidated Statement of Cash Flows -
 Three months ended December 31, 2003                                  5

 Notes to Consolidated Financial Statements                            6


Item 2. Management's Discussion and Analysis                           7
         of Financial Condition and Plan of
         Operations

Item 3. Controls and Procedures                                       17


PART II - OTHER INFORMATION                                           17


SIGNATURES                                                            18

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 2003


                                 ASSETS
CURRENT ASSETS:
  Cash                                                           $  1,720,051
  Accounts Receivable                                               1,287,011
  Net Investment in Financing Direct Leases                           896,442
  Other Receivables                                                    85,067
  Other Current Assets                                                730,878
                                                                 ------------
                           Total Current Assets                     4,719,448
                                                                 ------------

PROPERTY AND EQUIPMENT, net                                           152,530
                                                                 ------------
OTHER ASSETS:
  Loan to Officer                                                     802,153
  Related Party Receivables                                           906,000
  Goodwill                                                          8,273,320
Net Investment in Direct Financing Leases                             794,663
  Net Investment in Operating Leases                                  746,300
  Other Assets                                                         15,155
                                                                 ------------
      Total Other Assets                                           11,537,591
                                                                 ------------

                           Total Assets                          $ 16,409,570
                                                                 ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                               $  1,455,000
  Accrued Expenses                                                    297,306
  Accrued Officers' Salary                                          1,186,969
  Accrued Interest                                                    214,405
  Bank Line of Credit                                                 150,247
  Current Maturities of Long-Term Debt                              3,325,728
  Notes Payable                                                        65,900
  Convertible Debentures                                              100,000
                                                                 ------------
      Total Current Liabilities                                     6,795,555
                                                                 ------------

Long-Term Debt, Net of Current Maturities                           7,241,576
                                                                 ------------
                           Total Liabilities                       14,037,131
                                                                 ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.005 par value; Authorized 750,000,000 Shares
      650,181,232 Shares Issued,650,141,232 Shares Outstanding      3,250,906
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                     6,400
   Additional Paid-in Capital                                      49,370,665
   Accumulated Deficit                                            (43,958,651)
   Accumulated Other Comprehensive Income                            (119,700)
   Stock Rights                                                     6,602,962
   Common Stock in Treasury, at cost, 40,000 shares                   (14,350)
   Deferred Costs Related to Stock Issued for Services             (8,845,793)
   Stock Issued For Collateral                                     (3,920,000)
                                                                 ------------
      Total Stockholders' Equity                                    2,372,439
                                                                 ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 16,409,570
                                                                 ============

             See notes to consolidated financial statements

                    UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           FOR THREE AND SIX MONTHS ENDING DECEMBER 31, 2003 AND 2002

                                                         THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                   2003                       2002               2003                     2002
                                             ----------------------------------------     ----------------------------------------
   Revenue                                     $14,879,581                 $ 497,596         $15,062,630               $1,721,886
   Cost of Goods Sold                           14,640,078                   495,003          14,802,564                1,702,823
                                             ----------------------------------------     ----------------------------------------
            Gross Profit                           239,503                     2,593             260,066                   19,063
                                             ----------------------------------------     ----------------------------------------

   Selling, General and Administrative           2,220,273                 2,115,484           4,241,910                3,268,561
   Depreciation                                      8,034                     6,528              15,521                   12,931
                                             ----------------------------------------     ----------------------------------------
            Total Operating Expenses             2,228,307                 2,122,012           4,257,431                3,281,492
                                             ----------------------------------------     ----------------------------------------

LOSS FROM OPERATIONS                            (1,988,804)               (2,119,419)         (3,997,365)              (3,262,429)

   Other Income (Expense)
   Interest Expense                                 (7,892)                   (7,737)            (16,709)                 (15,695)
   Interest Income                                  11,854                    12,360              23,893                   24,850

Income Before Taxes                             (1,984,842)               (2,114,796)         (3,990,182)              (3,253,274)

   Taxes                                           (69,562)                        -             (69,562)                       -

                                             ----------------------------------------     ----------------------------------------
Net Income (Loss)                             $ (2,054,404)             $ (2,114,796)       $ (4,059,744)            $ (3,253,274)


LOSS PER COMMON SHARES                             $ (0.00)                  $ (0.01)            $ (0.01)                 $ (0.01)
                                             ========================================     ========================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     573,527,478               314,238,819         614,123,950              279,316,938
                                             ========================================     ========================================

NET INCOME (LOSS)                             $ (2,054,404)             $ (2,114,796)       $ (4,059,744)            $ (3,253,274)

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized loss of marketable securities              -                         -                   -                        -
                                             ----------------------------------------     ----------------------------------------
 COMPREHENSIVE INCOME (LOSS)                  $ (2,054,404)             $ (2,114,796)       $ (4,059,744)            $ (3,253,274)
                                             ========================================     ========================================


                 See notes to consolidated financial statements.

                     Universal Express Inc, and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                 For the Six Months Ended December 2003 and 2002

                                                       2003            2002
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $(4,059,744)   $(3,253,274)
  Adjustment to reconcile net loss to net cash
  used in operating activities:
           Depreciation and amortization                15,521         12,931
           Amortization Of Deferred Compensation     1,635,994      1,764,718
           Common shares issued for services            57,161         30,883
           Write-down Officer Loan                      16,907         42,487
  Changes in assets and liabilities:
           Accounts receivable                         518,572          5,094
           Other receivables                            (2,242)          --
           Other assets                               (688,046)        (1,070)
           Accounts payable and accrued expenses       173,506        241,584
                                                   ---------------------------
                     Total adjustments               1,727,373      2,096,627
                                                   ---------------------------

NET CASH USED IN OPERATING ACTIVITIES               (2,332,371)    (1,156,647)
                                                   ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Related Party Receivables                               --          (14,576)
  Acquisition of Goodwill                             (680,000)
  Acquisition of cash                                   66,550
  Acquisition of property and equipment                (35,469)       (10,654)
                                                   ---------------------------
Net Cash Used In Investing Activities                 (648,919)       (25,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Bank Line of Credit                      (5,352)        (7,335)
  Repayments of Notes Payable                           (4,100)        (1,000)
  Repayment Long Term Debt                                --          (22,226)
  Proceeds from stock rights                         3,608,000      1,231,960
  Proceeds from sale of stocks                         999,600
  Repayment of Long term debt                         (138,844)
                                                   ---------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          $ 4,459,304    $ 1,201,399
                                                   ---------------------------
NET INCREASE (DECREASE) IN CASH                      1,478,014         19,522
CASH - BEGINNING OF YEAR                               242,037         31,342
                                                   ---------------------------
CASH - END OF PERIOD                               $ 1,720,051    $    50,864
                                                   ===========================


Non cash investing and financing activities for six months ended December 31, 2003:
            The company issued 81,454,000 shares of common stock
            valued at $5,502,088 for deferred services.
            Shares issued for Collateral 40,000,000 valued at $3,920,000

            The company issued long term debt totaling approximately $7,980,000 in the acquisition of Subcontracting Concepts, Inc. and Bags to Go.

            The company assumed debt of approximately $2,237,000 in the acquistion of the lease portfolio.



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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2003 and the results of operations and cash flows for the six months ended December 31, 2003 have been included.

     The results of operations for the six months ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year ended June 30, 2004.

2.       SEGMENT INFORMATION

     Six months ended December 31, 2003:


                                 TRANSPORTATION/
                LOGISTICS &        EQUIPMENT
                INTERNATIONAL       LEASING      SUBCONTRACTING   PARENTS
                  SHIPPING         BROKERAGE       SERVICES        OTHER        CONSOLIDATED
                ------------    -------------    -----------     ----------     ------------

Revenue         $    139,012    $  1,165,184    $ 13,758,434   $          0    $ 15,062,630
Operating
Income/(Loss)   $   (486,214)   $   (196,359)   $     54,282   $ (3,431,453)   $ (4,059,744)


Six months ended December 31, 2002:

                                    TRANSPORTATION/
                      LOGISTICS &     EQUIPMENT
                     INTERNATIONAL     LEASING       PARENT
                       SHIPPING        BROKERAGE     (OTHER)       CONSOLIDATED
                       --------        ---------     -------       ------------

Revenue             $    32,873     $ 1,689,013     $         0     $ 1,721,886
Operating
Loss                $  (105,037)    $  (109,021)    $(3,039,216)    $(3,253,274)


      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.       CAPITAL STOCK

      During the quarter ended December 31, 2003 the Company issued 158,933,000 shares of common stock. Of such shares issued 20,400,000 shares were sold, 81,454,000 shares were issued for deferred services, 1,079,000 for advisory services, 16,000,000 shares for stock rights and 40,000,000 for collateral. Also during the quarter ended December 31, 2003 the Company received $3,608,000 for stock rights.

4.       ACQUISITIONS

      Sub-Contracting Concepts, Inc., a contract-management-services company.

      Acquisitions of Subcontracting Concepts, Inc. and Affiliates

      On or about January 15, 2004, pursuant to a Stock Purchase Agreement dated December 1, 2003, the company completed the purchase of all of the stock of Subcontracting Concepts, Inc and Affiliates from the individual shareholders of those entities. In consideration for all of the stock of the companies, Universal paid to the selling stockholders an aggregate of $1,000,000 in cash and securities. Universal is also obligated to make additional payments to the selling stockholders as more fully set forth below.

      Universal paid the selling shareholders an aggregate of $500,000 in cash on the execution of the Stock Purchase Agreement, and the balance of the $1,000,000 purchase price on January 15, 2004, in the form of an aggregate of five million (5,000,000) shares of the Class A common stock valued at $.10 cents per share. In addition, the company is obligated to pay additional consideration to the selling stockholders for the period related to January 1, 2004 through June 30, 2005 (the "testing period") in an aggregate amount equal to the "net profits" (as defined in the Stock Purchase Agreement) for the testing period multiplied by 12.3, less $1,000,000. Payment of this additional consideration is to be made on a quarterly basis commencing on March 31, 2004, and payments may be made in cash and/or shares of common stock at the election of Universal. This additional consideration is based upon the companies continuing to be the sole provider of all independent contractor service to courier and/or same day delivery service provided by any subsidiary, affiliate or associate of Universal. In the event that Universal changes its operations such that the companies are no longer the sole provider of these services, the additional consideration shall be equal to $7,000,000 to be paid in twenty eight (28) equal quarterly installments of $250,000 each until December 31, 2010, which resulted in goodwill of $7,441,886. As security for the obligation of Universal to make all payments to the selling shareholders pursuant to the Stock Purchase Agreement, Universal has entered into stock pledge and escrow agreement with respect to the shares of the companies purchased by Universal. The purchase price for the companies was arrived at by arms length negotiation, and the cash portion of the purchase price was paid from working capital. The financial statements include operation of SCI and affiliates from December 1, 2003 through December 31, 2003.

      Bags To Go, Inc., a diversified logistics provider.

      Acquisition of Bags to Go

      On December 23, 2003 the Company, pursuant to a purchase agreement entered into and effected the acquisition of all of the outstanding stock of Bags To Go, Inc. ("Bags To Go") and Cruise Staff Inc. ("Cruise Staff"), two privately owned companies that operate a baggage delivery and staffing business at the Fort Lauderdale/Hollywood International Airport and Seaport. Each of Bags To Go and Cruise Staff are wholly owned by Mr. Keith Wiater, and were purchased for an aggregate purchase price of $360,000 in cash, plus $300,000 in notes, payable in 24 monthly installments of $12,500, and stock options to purchase $1,380,000 of common stock to be issued commencing 6 months from date of closing exercisable at a 15% discount off the market value on each issue date. The excess purchase price over the fair value of the entities resulted in goodwill of $459,661. In connection with the entering into of the Purchase Agreement, the Company also entered into an employment agreement (the "Executive Employment Agreement") with Mr. Keith Wiater pursuant to which Mr. Wiater is to be employed as an executive of the Bags/Cruise subsidiary at a base salary of $180,000 per year for five (5) years. Pursuant to the Executive Employment Agreement Mr. Wiater is also entitled to certain operational bonuses, stock options and other consideration based upon the performance of the Bags/Cruise division. The Company also agreed to allocate in its budget certain minimum amounts per year, subject to normal increases, for salaries for additional executive officers to be mutually selected by the Company and Mr. Wiater. The Company acquired Bags To Go and Cruise Staff based on arms length negotiations and the proceeds for the purchase of the shares were from working capital. The financial statements include operation of Bags to Go and Affiliates from December 29, 2003 through December 31, 2003.

      The following represents the unaudited proforma results of operations as if the business combination had occurred at the beginning of the period being reported on.



                           Three Months Ended                 Six Months Ended
                           December 31                        December 31
                                    2003             2002                  2003         2002
    ------------------------ ------------------- --------------------- --------------------- --------------------
    Net Sales                45,783,861          29,779,846            86,912,043            50,331,629
    ------------------------ ------------------- --------------------- --------------------- --------------------
    ------------------------ ------------------- --------------------- --------------------- --------------------
    Net Loss                 (1,786,983)         (1,986,877)           (3,491,649)           (2,984,584)
    ------------------------ ------------------- --------------------- --------------------- --------------------
    ------------------------ ------------------- --------------------- --------------------- --------------------
    Loss Per Share           (.00)               (.01)                  (.01)                (.01)
    ------------------------ ------------------- --------------------- --------------------- --------------------
    ------------------------ ------------------- --------------------- --------------------- --------------------

    ------------------------ ------------------- --------------------- --------------------- --------------------




      On November 24, 2003, the Company announced it would not purchase North American Airlines. The Company has instituted a suit on this matter - see, "Legal Proceedings" below.




5.   LONG-TERM DEBT

     Long-term debt is comprised of the following:

Installment note arising from settlement agreement due in monthly installments of $1,185 including interest through December 2004.
This note bears interest at 12.5%                                                  $ 14,409

Promissory note to bank payable in equal monthly installments of
$2,167 plus interest through October 2006.  The note bears interest at 0% per annum until May 2004, at which time the rate will be fixed at a rate of 2% over the then prevailing prime rate.  The note is secured
by substantially all the Company's assets.                                         $ 75,827

Loans payable to former owners of Virtual Bellhop, LLC, payable in
monthly installments of $3,333 plus interest at 4% through May 2005.               $ 81,998


Note payable to former shareholders of SCI payable as follows:

$500,000 in January 2004 and 28 equal quarterly payments
quarterly payments of $250,000 plus interest at 5.03% through
December 31, 2010                                                               $ 7,500,000

Notes payable to former shareholders of Bags To Go as follows:

$180,000 in January 2004 and 24 equal monthly payments of $12,500.
The note has been discounted using an effective interest rate of 5%               $ 454,665

Notes payable assumed in the acquisition of lease portfolio payable over the
individual loans with interest rates ranging from 7.25% and 8.25%               $ 2,237,405

Loan to former shareholder of SCI payable on demand with interest
at 5.5% per annum                                                                 $ 200,000

Other                                                                               $ 3,000
                                                                               ------------

Total                                                                          $ 10,567,304

Less current maturities                                                         $ 3,325,728
                                                                               ------------

Long term debt, net of current maturities                                       $ 7,241,576
                                                                               ------------


Total maturities of long term debt are as follows:

Twelve months ended December 31,
                     2004                            3,325,721
                     2005                            1,806,078
                     2006                            1,406,857
                     2007                            1,128,650
                     2008                            1,000,000
              thereafter                             1,899,998
                                                    ----------
                                                    10,567,304
                                                    ----------

Investment in direct financing leases related to acquired portfolio is as follows.


Minimum lease rentals
to be received                                 1,888,246

Estimated residual values                         45,894

Less unearned income                            -381,035

Origination costs                                138,000
                                              ----------

Net investment in direct
financing leases                               1,691,105
                                              ----------

The maturaties of direct financing leases, net of unearned income is as follows:
                                   2004            896,442
                                   2005            483,610
                                   2006            213,866
                                   2007            841,617
                                   2008             12,570
                                                ----------
                                                 1,691,105
                                                ----------


Investment in operating leases

Operating leases at December , 2003 were as follows:
Vehicles at cost                                   684,300
Lease initial indirect costs                        62,000
                                                ----------
Subtotal                                           746,300
Less accumulated depreciation                         --
                                                ----------
Net investment of in operating leases              746,300
                                                ----------
SCHEDULE OF FUTURE MINIMUM RENTALS
ON NONCANCELABLE OPERATING LEASES

                                    2004           496,015
                                    2005           310,922
                                    2006            31,891
                                    2007            34,081
                                                ----------
                                                   872,909
                                                ----------

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

The Company's principal subsidiaries and divisions are:
WorldPost Private Postal Network
WorldPost International Courier Service
Virtual Bellhop(TM)
Luggage Express(TM)
Universal Express Capital Corp.
Universal Cash Express
SubContracting Concepts, Inc.
Bags To Go, Inc.

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

Universal Express Capital Corp. is a full-service, asset-based transportation and leasing service that provides capital acquisition funding for the business sector. USXP has established strategic alliances with a number of major manufacturing firms in the limousine, livery, small fleet, vehicle rental, delivery truck and van, bus and aircraft industries. The company projects minimum annual lease originations of $24 million. USXP recently entered into a management contract with Go Commercial Leasing Corp., which has a well-established customer base in the commercial transportation industry.

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

SubContracting Concepts, Inc. (SCI) is a third party contract management Company that provides Courier Company Clients with risk management and administrative services.

Bags To Go provides both baggage delivery and passenger check-in services for its airline clients at Fort Lauderdale/Hollywood International and Miami International Airports. Its delivery of cruise passenger baggage, combined with its check-in services, for several major airline carriers servicing departing cruise lines' passengers to the nearby Port Everglades and Dodge Island, tremendously reduces congestion and provides enhanced service for the airline client at these busiest of the nation's seaports.



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

                        Individual Services and Products

o Flowers/Gift Baskets
o Money Transfer Services
o Corrugated & Packaging
o Lamination and Photo ID's
o Customized Rubber Stamps
o Equipment Leasing
o Moving Supplies
o Car Rental
o Customized Corrugated
o Business and Office Supplies
o Parcel Insurance
o Credit Card Processing
o Check Processing
o Payroll and Tax Processing
o Prepaid Debit Card Load Stations
o Visa - MasterCard
o Discounted Supplies
o Joint Promotions
o Mailing Lists
o Air Miles Incentive Program
o Shredder Cushioning Systems
o Retail Products
o Luggage Express
o Employee Benefits
o Bad Check Collection
o Passport Expediting
o Message on Hold
o Video Tape to DVD Conversion

o Fingerprinting
o Income Tax Preparation
o Recycling
o Health Care Coverage
o Digitized Internet Service
o In Store Signmaking
o Retail Products
o Sign Making


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

On July 10, 2003 Luggage Express formed a strategic alliance with Samsonite to be featured in the 190 Samsonite Company Stores.

During October - November 2003, the company presented to members of Congress and transportation agencies various proposals contained in a Transportation White Paper on luggage movement improvements in travel in connection with Homeland Security, and other travel matters.

On November 17, 2003, Luggage Express announced that it had been selected by MasterCard International to be included in MasterCard Offers program, to offer to cardholders a special rebate program for door-to-door luggage delivery services.

On December 2, 2003, Virtual Bellhop announced that Crystal Cruises, an award winning cruise line, will join its expanding group of high end partners.

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

On December 17, 2003, the Company acquired a commercial lease portfolio of commercial lease receivables worth in excess of $3 million gross, to be managed by Universal Express Capital Corp.


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

On November 4, 2003, Universal Cash Express announced an agreement with Foreclosure Free Search, Inc. to jointly market, promote and share revenue on internet credit and real estate products to be sold through a Universal Cash Express debit card.


                          SUBCONTRACTING CONCEPTS, INC.

With the acquisition of SubContracting Concepts, Inc. (SCI), the Company acquired a third party contract management company that provides Courier Company Clients with risk management and administrative services

One of the critical components offered through the SCI Program is the insurance program that consists of Occupational Accident and Workers Compensation coverage as well as many other benefit programs for individual driver participation.

The insurance programs are a cornerstone for continued growth and success of the SCI program. SCI coordinates a viable insurance program and has business relationships with its insurance carriers that specialize in the transportation industry.

SCI's synergy with the Company envisions developing a solid outsourced shipper-vendor position for the Company's baggage delivery programs with Courier Companies, generating revenue opportunities for the Courier Companies, married with the servicing and insurance packages offered through SCI, generating revenue for the Company. This coupling allows for the active and cross-selling of these two positions resulting in a premiere national distribution network. The linkage of SCI's contract position with both the Courier Companies and the driver base along with its control over the settlement processing systems, combined with a superior insurance program creates a dominant position from which to build this network and to maintain the relationships once they are established.


                                BAGS TO GO, INC.

Bags To Go, Inc. provides both baggage delivery and passenger check-in services for its airline clients at Fort Lauderdale/Hollywood International and Miami International Airports. Its delivery of cruise passenger baggage, combined with its check-in services for several major airline carriers servicing departing cruise lines' passengers to the nearby Port Everglades and Dodge Island, tremendously reduces congestion and provides enhanced service for the airline client at these busiest of the nation's seaports.

The Company's track record is unparalled in the transportation logistics industry: millions of delivered bags and hundred of thousands of the traveling public have passed through the Bags To Go's capable hands since it inception.

Having internalized the security concerns of the post-September 11 terrorist attacks, Bags To Go has positioned itself for nationwide growth and expansion. Bags To Go has analyzed and targeted its future airport markets for a multi-market expansion of its core businesses. It has worked long and hard in consensus building among the Transportation Security Administration ("TSA"), the airport authorities, the airlines, cruise lines, and the hospitality industry.

Bags To Go shares an obvious and interlocking synergy with the Company's Luggage Express(TM) and Virtual Bellhop(R) divisions. The Company's vision of a seamless integration for the movement of luggage throughout the nation, while the traveling passenger enjoys the fruits of traveling luggage-free, addresses post-911 security concerns while simultaneously alleviating the discomfort of the passenger. It is a paradigm whose future is now.

In building for the future, Bags To Go has assembled the regulatory, technological, and logistics partners to provide the following augmented services for the traveling public on behalf of its airline and cruise clients:

*Off-Site Check-In at Major Hotels
*Home Check-In
*Kiosk Check-In Onboard Cruise Ships
*Portable Kiosks
*Charter Flight Ground Handling
*On-Site Baggage Storage

Bags To Go has constructed the financial model that will deliver its services profitably nationwide, with no compromise to security, while simultaneously addressing the concerns and realities of today's traveler.


RESULTS OF OPERATIONS - FOR SIX MONTHS ENDED DECEMBER 31, 2003

                                                          SIX MONTHS ENDED
                                                       2003             2002
                                                       ----             ----
Revenues
Logistics & International shipping -                $   139,012      $    32,873
Transportation / Equipment -
Leasing                                             $ 1,165,184      $ 1,689,013
Subcontracting Services -                           $13,758,434

Cost Of Goods Sold                                  $14,802,564      $ 1,702,823
Selling, General and Administration                 $ 4,241,910      $ 3,268,561
Depreciation & Amortization                         $    15,521      $    12,931

During the six months ended December 31, 2003 operating revenues increased to $14,879,581 from $1,721,886, an increase of approximately 764%. This increase is due mainly as a result of the acquisition of SCI. SCI revenue was $13,758,434.

Cost of revenues were $14,802,564 and $1,702,823 respectfully, an increase of approximately 769% as a result of the acquisition of SCI. SCI's cost of revenue was approximately $13,596,710


LIQUIDITY AND CAPITAL RESOURCES - FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

The net proceeds from investments in the Company was approximately $4,607,600. Approximately $ 2,332,371 was used in its operating activities.

Until the WorldPost Network, Universal Express Capital, WorldPost International Delivery and the Company's other businesses, including new acquisitions, are fully operational and integrated the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company recently filed a lawsuit in New York against North American Airlines and its principal for $168,000,000, plus punitive damages.

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


Item 2.           CHANGES IN SECURITIES -- NONE
                  ---------------------

Item 3.           DEFAULTS ON SENIOR SECURITIES -- NONE
                  -----------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
                  ---------------------------------------------------



Item 5.           OTHER INFORMATION -- NONE
                  -------------------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------
                  Current Report filed on Form 8K dated February 12,2004

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


Dated:   February   , 2004