Form 10QSB
period 2004-03-31
UNIVERSAL EXPRESS INC/
filed 2004-05-20
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 2004
                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             NEVADA                                  11-2781803
 -------------------------------     --------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)


 1230 AVENUE OF THE AMERICAS, SUITE 771,
     ROCKEFELLER CENTER, NEW YORK,                          10020
 ----------------------------------------                ----------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2004:

                              --------------------
                                   $17,743,960
                              --------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

-------------------------------------------------------------------------
   Common Stock             Outstanding at March 31, 2004
-------------------------------------------------------------------------
Class "A"                                                     681,040,652
Class "B"                                                       1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                      Page
                                                                      Number


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - March 31, 2004                                         3

 Consolidated Statement of Operations -
 Three and nine months ended March 31, 2004                             4

 Consolidated Statement of Cash Flows -
 Nine months ended March 31, 2004                                       5

 Notes to Consolidated Financial Statements                             6


Item 2. Management's Discussion and Analysis
        of Financial Condition and Plan of
        Operations                                                      9

Item 3. Controls and Procedures                                        14


PART II - OTHER INFORMATION                                            15


SIGNATURES                                                             17

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   MARCH 2004


                               ASSETS
CURRENT ASSETS:
  Cash                                                             $    377,679
  Accounts Receivable                                                    22,783
  Net Investment in Financing Direct Leases                             942,553
  Other Receivables                                                       9,126
  Assets to be disposed of                                            1,498,681
  Other Current Assets                                                  692,378
                                                                   ------------
      Total Current Assets                                            3,543,200
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             122,336
                                                                   ------------
OTHER ASSETS:
  Loan to Officer                                                       793,831
  Related Party Receivables                                             906,000
  Notes Receivable                                                      245,773
  Goodwill                                                            7,900,450
  Net Investment in Direct Financing Leases                             609,208
  Net Investment in Operating Leases                                    601,539
  Other Assets                                                           15,155
                                                                   ------------
      Total Other Assets                                             11,071,956
                                                                   ------------
                            Total Assets                           $ 14,737,492
                                                                   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                            $    273,142
  Accrued Expenses                                                      262,000
  Accrued Officers' Salary                                            1,009,462
  Accrued Interest                                                      226,520
  Bank Line of Credit                                                    27,314
  Liabilities to be disposed of                                         873,932
  Current Maturities of Long-Term Debt                                8,707,989
  Notes Payable                                                         464,400
  Convertible Debentures                                                100,000
                                                                   ------------
      Total Current Liabilities                                      11,944,759
                                                                   ------------

Long-Term Debt, Net of Current Maturities                               482,364
                                                                   ------------
                          Total Liabilities                          12,427,123
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.005 par value; Authorized 750,000,000 Shares
      681,040,652 Shares Issued,681,000,652 Shares Outstanding        3,405,203
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                       6,400
   Additional Paid-in Capital                                        51,528,838
   Accumulated Deficit                                              (45,992,487)
   Accumulated Other Comprehensive Income                              (119,700)
   Stock Rights                                                       7,102,962
   Common Stock in Treasury, at cost, 40,000 shares                     (14,350)
   Deferred Costs Related to Stock Issued for Services               (9,686,497)
   Stock Issued For Collateral                                       (3,920,000)

                                                                   ------------
      Total Stockholders' Equity                                      2,310,369
                                                                   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 14,737,492
                                                                   ============


           See notes to consolidated financial statements

                    UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
            FOR THREE AND NINE MONTHS ENDING MARCH 31, 2003 AND 2004

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    2004              2003            2004             2003
                                              -------------    -------------    -------------    -------------
   Revenue                                    $   1,222,208    $     321,495    $   2,526,404    $   2,043,381
   Cost of Goods Sold                             1,060,550          290,108        2,266,404        1,992,931
                                              -------------    -------------    -------------    -------------
                Gross Profit                        161,658           31,387          260,000           50,450
                                              -------------    -------------    -------------    -------------
   Selling, General and Administrative            2,248,942        1,689,687        6,384,345        4,958,248
   Depreciation                                     173,459            7,029          188,980           19,960
                                              -------------    -------------    -------------    -------------
                Total Operating Expenses          2,422,401        1,696,716        6,573,325        4,978,208
                                              -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                             (2,260,743)      (1,665,329)      (6,313,325)      (4,927,758)

Discontinued Operation
Income from Operations of Discontinued
  Components                                        242,348                           296,631
Loss on Discontinued Operations                     (38,264)            --            (38,264)            --

   Other Income (Expense)
   Interest Expense                                  (9,777)          (7,650)         (25,552)         (23,345)
   Interest Income                                   54,009           12,231           77,902           37,081

                                              -------------    -------------    -------------    -------------
Income Before Taxes                              (2,012,427)      (1,660,748)      (6,002,608)      (4,914,022)

   Taxes                                             (2,871)            --            (72,434)            --

                                              -------------    -------------    -------------    -------------
Net Income (Loss)                             $  (2,015,298)   $  (1,660,748)   $  (6,075,042)   $  (4,914,022)


LOSS PER COMMON SHARES                        $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
                                              =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      635,366,794      389,477,589      629,106,352      424,947,739
                                              =============    =============    =============    =============

NET INCOME (LOSS)                             $  (2,015,298)   $  (1,660,748)   $  (6,075,042)   $  (4,914,022)

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized loss of marketable securities            --               --               --               --

                                              -------------    -------------    -------------    -------------
 COMPREHENSIVE INCOME (LOSS)                  $  (2,015,298)   $  (1,660,748)   $  (6,075,042)   $  (4,914,022)
                                              =============    =============    =============    =============



                 See notes to consolidated financial statements.

                     Universal Express Inc, and Subsidiaries
           Condensed Consolidated Statements of Cash Flows - Unaudited
                  For the Nine Months Ended March 2004 and 2003

                                                       2004           2003
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Cash Used by Continuing Operations        $(4,817,741)   $ (1,715,355)

         Cash Used by Discontinued Operations          937,370           --
                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES               (3,880,371)    (1,715,355)

CASH FLOWS FROM INVESTING ACTIVITIES
       Related Party Receivables                          --          (19,876)
       Proceeds from sale of business unit              50,000           --
       Acquisition of Goodwill                        (741,376)          --
       Acquisition of cash                              66,550           --
       Acquisition of property and equipment           (35,469)       (14,313)
                                                   -----------    -----------
Net Cash Used In Investing Activities                 (660,295)       (34,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Bank Line of Credit                 (7,727)       (11,979)
       Proceeds from Note Payable                      400,000           --
       Repayments of Notes Payable                      (5,600)        (1,000)
       Repayment Long Term Debt                       (817,965)       (28,202)
       Proceeds from stock rights                    4,108,000      1,770,960
       Proceeds from sale of stocks                    999,600           --
                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          $ 4,676,308    $ 1,729,779
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                        135,642        (19,765)
CASH - BEGINNING OF YEAR                               242,037         31,342

                                                   -----------    -----------
CASH - END OF PERIOD                               $   377,679    $    11,577
                                                   ===========    ===========

Non cash investing and financing activities for nine months ended March 31, 2004:
     On March 30, 2004, the company sold Bags to Go, Inc. for $308,776 including cash proceeds fo $50,000 and two note receivables totalling $258,776.

     The company issued 106,717,601 shares of common stock
     The company issued 106,717,601 shares of common stock valued at $7,265,165 for deferred services.

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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004 and the results of operations and cash flows for the nine months ended March 31, 2004 have been included.

     The results of operations for the nine months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year ended June 30, 2004.

2. SEGMENT INFORMATION

     Nine months ended March 31, 2004:

                                        Transportation/
                   Logistics &            Equipment
                   International           Leasing              SubContracting           Parents
                     Shipping              Brokerage               Services               Other)          Consolidated
                   ------------         ---------------         --------------        ------------        ------------
Revenue                $204,739             $2,321,665                   --                    --           $2,526,404
Operating
Income/(Loss)         ($438,747)             ($314,128)                  --            ($5,560,450)        ($6,313,325)


Nine months ended March 31, 2003:

                                        Transportation/
                    Logistics &            Equipment
                   International            Leasing                Parent
                     Shipping              Brokerage               (Other)           Consolidated
                   ------------         ---------------         --------------        ------------

Revenue               $  99,256              $1,944,125                    --           $2,043,381
Operating
Loss                  ($160,558)             ($ 188,562)           ($4,578,638)        ($4,927,758)


Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3. CAPITAL STOCK

      During the nine months ended March 31, 2004 the Company issued 189,792,420 shares of common stock. Of such shares issued 20,400,000 shares were sold, 106,717,601 shares were issued for deferred services, 1,579,000 for advisory services, 16,000,000 shares for stock rights,40,000,000 for collateral, 95,819 for the exercise of warrants and 5,000,000 for notes payable. Also during the nine months ended March 31, 2004, the Company received $4,108,000 for stock rights.


4. LONG-TERM DEBT

      Long-term debt is comprised of the following:

      Installment note arising from settlement agreement due in monthly installments of $1,185 including interest through
      December 2004.  This note bears interest at 12.5%                                          12,145

      Promissory note to bank payable in equal monthly installments Of $2,167 plus interest through October 2006. The note bears Interest at 0% per annum until May 2004, at which time the rate will be fixed at a rate of 2%
      over the then prevailing prime rate. The note is secured by substantially
      all the Company's assets.                                                                  69,324

      Loans payable to former owners of Virtual Bellhop, LLC, payable in monthly installments of $3,333 plus interest

      At 4% through May 2005.                                                                    81,998

      Note payable to former shareholders of SCI payable as follows:

      $500,000 in January 2004 and 28 equal quarterly payments quarterly payments of $250,000 plus interest at 5.03%
      through December 31, 2010. (See Foot Note #5)                                           6,850,000

      Notes payable assumed in the acquisition of lease portfolio payable over the individual loans with interest rates
      ranging from 7.25% and 8.25%.                                                          $1,976,886

      Loan to former shareholder of SCI payable on demand with
      interest at 5.5% per annum                                                                200,000


      Total                                                                                   9,190,353
                                                                                            -----------

      Less current maturities                                                                 8,707,989
                                                                                            -----------

      Long-term debt, net of current maturities                                                 482,364
                                                                                            -----------
      Total maturities of long-term debt as follows:

      Twelve months ended March 31,
                                                        2005                                  8,707,989
                                                        2006                                    482,364
                                                        Total                                 9,190,353
                                                                                            -----------

5. DISCONTINUED OPERATIONS

      On March 30, 2004 the Company sold Bags to Go, Inc to its former owner. Bags to Go, Inc. was originally purchased by the Company on January 22, 2004. The decision to sell the component was based on the Company's decision to lower its long-term debt. The purchase price consisted of (a) $179,500, with $25,000 paid on March 30, 2004 and 24 equal monthly installments of $6,437.50, (b) $129,275, with $25,000 paid on March 30,
      2004 and 24 equal monthly installements of $4,344.83 and (c) the cancellation of the note due to the former owner of Bags to Go, Inc. of which, the balance on March 30, 2004 was $424,666.

      Subsequent to March 31, 2004, the Company sold Subcontracting Concepts, Inc. to its former owners. Subcontracting Concepts, Inc. was originally purchased by the Company on November 28, 2003. The decision to sell the component was based on concern and apprehension which was voiced by Subcontracting Concepts', Inc. insurance carriers, financial institutions and clients regarding the recent Securities and Exchange Commission's public complaint filed against Universal Express, Inc. The purchase price consisted of (a) $91,667 payable at the closing, (b) $458,333 payable in five equal monthly payments of $91,666.60, (c) the surrender of 5,000,000 shares of the Company's common stock and (d) the cancellation of the note due to the former owners of Subcontracting Concepts, Inc. of which, the balance on the date of the closing was $6,850,000. The assets and liabilities of Subcontracting Concepts, Inc. as of March 31, 2004 are included in assets and liabilities to be disposed on the balance sheet.

      Assets and Liabilities to be disposed of are comprised to the following as March 31, 2004:

      Accounts receivable                                     $1,359,490
      Other receivables                                           62,691
      Other current assets                                        50,000
      Equipment                                                   26,500
                                                              ----------

                                                              $1,498,681
                                                              ----------

      Accounts payable and accrued expenses                   $  673,932
      Long-term debt                                             200,000
                                                              ----------

                                                                $873,932

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

Universal Express has continues major expansion in the last decade. Strong strategic relationships are currently being established with companies and manufacturers, thus strengthening the WorldPost private postal network.

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

In just the past few years, USXP has identified more than 8,000 private postal centers in a network called WorldPost that produces growing revenue streams for both its members and USXP. USXP offers its WorldPost Network members discounted services from some of the country's largest vendors, as well as innovative new luggage services that resonate in the world's present security-conscious travel climate.

USXP's business strategy is far more than the sum of today's parts. The company's three highly synergistic divisions position the company to create an entirely new industry paradigm by offering the private postal industry and consumers value-added services and products, logistical services, equipment leasing and cost-effective delivery of goods and services worldwide.

WorldPost(TM) Network, the name for USXP's private postal network, taps the purchasing power of over 20,000 privately-owned and operated postal stores to create the nation's first truly organized and funded private postal system.

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

                        Individual Services and Products

o Flowers/Gift Baskets
o Money Transfer Services
o Corrugated & Packaging
o Lamination and Photo ID's
o Customized Rubber Stamps
o Equipment Leasing
o Moving Supplies
o Car Rental
o Customized Corrugated
o Business and Office Supplies
o Parcel Insurance
o Credit Card Processing
o Check Processing
o Payroll and Tax Processing
o Prepaid Debit Card Load Stations
o Visa - MasterCard
o Discounted Supplies
o Joint Promotions
o Mailing Lists
o Shredder Cushioning Systems
o Retail Products
o Luggage Express
o Employee Benefits
o Bad Check Collection
o Passport Expediting
o Message on Hold
o Video Tape to DVD Conversion
o Fingerprinting
o Income Tax Preparation
o Recycling
o Health Care Coverage
o In Store Signmaking
o Retail Products
o Sign Making

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

On March 16, 2004, the Company announced a floral gift card distribution agreement with InComm, Inc.

RESULTS OF OPERATIONS - FOR NINE MONTHS ENDED MARCH 31, 2004

                                                 NINE MONTHS ENDED
                                          --------------------------------
                                             2004                 2003
                                          ----------            ----------
Revenues
Logistics & International shipping -      $  204,739            $   99,256
Transportation / Equipment -
Leasing                                   $2,321,665            $1,944,125
Subcontracting Services -                         --                    --

Cost Of Goods Sold                        $2,266,404            $1,992,931
Selling, General and Administration       $6,384,345            $4,958,248
Depreciation & Amortization               $  188,980            $   19,960

During the nine months ended March 31, 2004 operating revenues increased $2,526,404 from $2,043,381, an increase of approximately 23.6%. This increase is due mainly to increased sales in our logistics and leasing departments.

Cost of revenues were $2,266,404 and $1,992,931 respectively.


LIQUIDITY AND CAPITAL RESOURCES - FOR THE NINE MONTHS ENDED MARCH 31, 2004

The net proceeds from investments in the Company was approximately $5,107,600. Approximately $3,880,371 was used in its operating activities.

Until the WorldPost Network, Universal Express Capital, WorldPost International Delivery and the Company's other businesses, are fully operational and integrated the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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

                                    UNIVERSAL EXPRESS, INC.

                                    /S/ RICHARD A. ALTOMARE
                                    ---------------------------
                                      Richard A. Altomare,
                                      President and Chairman
                                      of the Board.
Dated:   May 19, 2004