Form 10-K
period 2004-06-30
UNIVERSAL EXPRESS INC/
filed 2004-10-13
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 2003 TO JUNE 30, 2004

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days. Yes   X     No
             ----       ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the period: $2,775,336. State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 16, 2004, $7,701,825 (based on 700,165, 969) shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock.


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   X     No
                                                  ----       ----

The registrant had 718,265,969 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 2004 and 1,280,000 shares of Class B Common Stock.


Total number of sequentially numbered pages in this document:  (25).


Documents Incorporated by Reference: None.

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

                                     HISTORY

The Company was originally incorporated in the state of Nevada on April 6, 1983.

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies centered on its private postal network the UniversalPost(TM) Network.

Its principal businesses include the UniversalPost Network, Universal Express Logistics, Inc., which includes UniversalPost(TM) International Courier Service, Virtual Bellhop(R) and Luggage Express(TM), and Universal Express Capital Corp (which includes the Universal Cash Express division).

Its association of independent and franchise nationwide postal stores (UniversalPost) continues to evolve into a sophisticated buying service trade association, and market penetration vehicle.

UniversalPost International Courier Service when developed should earn revenues from selling discounted envelopes and services to the postal stores.

Luggage Express(TM) will enable consumers to have their baggage picked up at their home by a local UniversalPost member store and delivered to the consumers' destination.

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

The Company's principal subsidiaries and divisions are:
UniversalPost Private Postal Network
UniversalPost International Courier Service
Virtual Bellhop(TM)
Luggage Express(TM)
Universal Express Capital Corp.
Universal Cash Express
                                   MARKETPLACE

A challenging global economy has grown over the past decade. Internet, catalog and retail sales continue to mandate an inexpensive and responsive final mile Domestic and International delivery network. That innovative and outsourced final mile network continues to be addressed by Universal Express, Inc.

Universal Express has continues major expansion in the last decade. Strong strategic relationships are currently being established with companies and manufacturers, thus strengthening the UniversalPost private postal network.

Members of the UniversalPost private postal network provide the public with a complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers an additional variety of personal business services and merchandise.

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

In just the past few years, USXP has identified more than 8,000 private postal centers in a network called UniversalPost that produces growing revenue streams for both its members and USXP. USXP offers its UniversalPost Network members discounted services from some of the country's largest vendors, as well as innovative new luggage services that resonate in the world's present security-conscious travel climate.

USXP's business strategy is far more than the sum of today's parts. The company's three highly synergistic divisions position the company to create an entirely new industry paradigm by offering the private postal industry and consumers value-added services and products, logistical services, equipment leasing and cost-effective delivery of goods and services worldwide.

UniversalPost(TM) Network, the name for USXP's private postal network, taps the purchasing power of over 20,000 privately owned and operated postal stores to create the nation's first truly organized and funded private postal system.

USXP's Web-based CRM software system empowers swift delivery of business products and services to the network: commercial mail receiving; office products and supplies; packaging and shipping; copying, imaging, photo finishing and digital services; home office boutique items; and even concierge services.

Universal Express Logistics, Inc. joins the company's visionary Luggage Express(TM) service offered through the UniversalPost Network and its Internet-based Virtual Bellhop(R) luggage pickup and delivery service to free travelers from the stress of dealing with their luggage as they travel across the country and around the world. USXP charges an average of $70 per piece to deliver dropped-off luggage to a traveler's final destination. The target customer is the upscale traveler planning extended stays at destination resorts, but the service is equally appealing to any traveler who prefers not to pay extra airline fees or struggle with heavy and awkward baggage at either end of their trip. When you consider that by 2005 domestic airline luggage is expected to exceed 3 billion pieces annually, USXP's revenue potential is substantial as acceptance of luggage transportation services reaches critical mass with further branding and advertising.


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

                 UNIVERSALPOST(TM) - THE PRIVATE POSTAL NETWORK

UniversalPost, a private postal network, is an association formed to create a very much needed partnership between previously unconnected shipping and packaging store owners. This concept has been accomplished many times before in American industries, most notably by FTD's maturation of the independent florists across America and Interflora's unification and development of florists in Europe. UniversalPost provides independent store owners with a variety of cost effective services and products to help increase their profitability, while they are still able to maintain their local or franchised identities.

                        INDIVIDUAL SERVICES AND PRODUCTS

o Flowers/Gift Baskets
o Money Transfer Services
o Corrugated & Packaging
o Lamination and Photo ID's
o Customized Rubber Stamps
o Equipment Leasing
o Moving Supplies
o Car Rental
o Customized Corrugated
o Business and Office Supplies
o Parcel Insurance
o Credit Card Processing
o Check Processing
o Payroll and Tax Processing
o Prepaid Debit Card Load Stations
o Visa - MasterCard
o Discounted Supplies
o Joint Promotions
o Mailing Lists
o Video Tape to DVD Conversion
o Fingerprinting
o Income Tax Preparation
o Recycling
o International Cell Phone Rental
o Credit Union
o Message On Hold
o Retail Items
o Health Care Coverage
o Gift Cards
o Passport & Visa Expediting
o Retail Products
o Sign Making

On July 19, 2004, the Company announced a Visa and Passport processing program with CIBT.

On August 12, 2004, the Company announced a partnership with Premier Companies/Hold Plus to offer custom audio productions.


                UNIVERSALPOST(TM) - INTERNATIONAL COURIER SERVICE


UniversalPost, the International Courier Service, is an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. UniversalPost provides global delivery and services to international firms. This network currently delivers over 650,000 packages per month and is part of the world's largest independently owned courier network. It is the 5th largest express courier network in the world behind the integrated United States express carriers such as FedEx, UPS and DHL.

Unlike the major integrators who operate their own aircraft and thus offer rigid pick up and delivery schedule, UniversalPost members offer flexible, customized International services to meet a client's specific distribution needs. Instead of operating our own costly fleet, UniversalPost offers express International air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time-sensitive documents, parcels, freight and mail.

According to industry estimates, private postal stores alone ship $600,000,000 annually in International packages and without UniversalPost are totally dependent upon their suppliers' shipping. The obvious synergy between UniversalPost, the International Courier Service and UniversalPost, the private postal network, enhances our unusual position in the shipping service industry.

Now UniversalPost Network members can offer an in-house solution for international deliveries at a higher profit margin for themselves and increase the value of international delivery service to their customers rather than the more expensive traditional carriers. The UniversalPost Networks' use of the UniversalPost envelope for their international shipping method instead of outsourced options strengthens the local postal stores' position as an international delivery solution.

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

On August 30, 2004, the Company announced a luggage program with the Ritz-Carlton Philadelphia Hotel.

On September 23, 2004, the Company announced that Luggage Express has been selected by the Virtuoso Town and Country Travel Magazine.

On September 28, 2004, the Company announced an agreement with Points.com to introduce its Luggage Express service and gift card programs to the loyalty industry.

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

On September 7, 2004, the Company announced a letter of understanding with Capitallance for the sale of 80% of Universal Express Capital Corp.

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

Distributing this product through the UniversalPost(TM) Network exposes the USXP Platinum stored value card to the wide range of consumers patronizing the 20,000 postal stores nationwide while enhancing store owners revenue via sales, fund loading, payroll and recurring usage fee structures associated with the card. A myriad of credit, finance, and marketing applications will be offered to USXP Platinum cardholders.

On March 16, 2004, the Company announced a floral gift card distribution agreement with InComm, Inc.

On July 1, 2004, the Company announced a dual cash debit card program.

On August 20, 2004, the Company announced an electronic payment service providing instant debit card load stations and bill payment services with Transaction Management LLC.

                                   COMPETITION

The company believes that the maturation of the Private Postal Network (UniversalPost) will strengthen the profitable atmosphere of this cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independent stores from properly promoting their services. The ability of UniversalPost to create a nationally accepted private postal industry that the American public will embrace and trust should recreate a viable industry. The Company feels it can convince through financial discounts the independent and nationwide franchisors that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership and private postal network.

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

Members of UniversalPost provide the public with a complement to U.S. Post Offices for many retail postal services. In addition, our Service Centers offer individuals and business customers a variety of personal, business and communications services and merchandise.


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


                          TRADE MARKS AND SERVICE MARKS

The Company is the owner of tradenames, trademarks and service marks for the names and marks Universal Express(TM), Private Postal Network(TM), USXP Capital(TM), USXP Cash Express(TM), UniversalPost(TM), Luggage Express(TM), Virtual Bellhop(R), USXP Logistics(TM) and USXP Transportation(TM).

                                    EMPLOYEES

As of June 30, 2004, the Company employed 25 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its UniversalPost Network, USXP Capital, Luggage Express and UniversalPost International Delivery expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 2004 and beyond.


                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

USXP's present corporate headquarters is located at 1230 Avenue of the Americas, New York, New York, with administrative offices at 5295 Town Center Road, Boca Raton, Florida. UniversalPost Network has a branch office in Centereach, New York.


                                     ITEM 3

                                LEGAL PROCEEDINGS

The Company filed a lawsuit in New York in January 2004 against North American Airlines and its principal for $168,000,000 plus punitive damages.

The Company was awarded a $389 million dollar damage verdict by a jury in Dade County, Florida, upon which judgment was entered, against Select Capital, Ronald
G. Williams and Walter Kolker. On April 21, 2003, the Company was awarded an additional $137,000,000 judgment upon a verdict after trial by a different jury in Dade County, Florida, against two other parties to this matter, Sheldon Taiger and South Beach Financial. Both cases involved "naked shorting" of the Company's shares and other matters. We believe that the judgments, which are non-appealable, are substantially collectable.

On March 2, 2004, the Company brought an action against the SEC in federal court in Florida on damages from the "naked shorting" of its shares and other matters. Thereafter, on March 23, 2004 the SEC brought an action in federal court in New York against certain officers of the Company. Both suits are pending.

The Company is involved in several lawsuits with vendors, suppliers, and professionals. These claims are all disputed by the Company. The Company believes that disposition of these matters will not have a material adverse effect on the Company's financial position.

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

                                                        Bid
                                                        ---
           Quarter Ended                    Low                     High
           -------------                    ---                     ----

              9/30/03                      $0.030                  $0.109
              12/31/03                     $0.048                  $0.112
              3/31/04                      $0.011                  $0.078
              6/30/04                      $0.011                  $0.031

As of June 30, 2004, there were over 10,000 holders of record of the Company's Common Stock.

The Transfer Agent and Registrar of the Company's Common Stock is OTC Corporate Transfer Service Co.



                                     ITEM 6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Included in this report are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. The Company's actual results could differ materially from those anticipated in the forward- looking statements as a result of certain factors, including sales levels, distribution and competition trends and other market factors.

                                    OVERVIEW:

Management is continually concentrating on raising new capital to further develop the UniversalPostNetwork, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions.

Management views this year as a period of growth based upon its decision to concentrate on core business development through the UniversalPost Network, Virtual Bellhop(R), Luggage Express(TM), UniversalPost International Delivery and USXP Capital(TM).


LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended June 30, 2004, the Company's financing activities provided $4,382,923 while $4,524,922 was used in its operating and investing activities.

The Company's working capital deficiency for fiscal 2004 was $2,601,215 compared with $2,015,902 in fiscal 2003.

The Company's net loss for fiscal 2004 was $9,061,293 compared with $6,523,324 in fiscal 2003.

Until the UniversalPost Network, Virtual Bellhop, Luggage Express, USXP Capital and UniversalPost International Delivery are fully developed, the Company will continue to rely on equity and debt raises to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Reports ..............................................F-2

Consolidated Balance Sheets.................................................F-4

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-5

Consolidated Statements of Stockholders' Equity (Deficiency)................F-6

Consolidated Statements of Cash Flows.......................................F-8

Notes to Consolidated Financial Statements..................................F-9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Universal Express, Inc.


We have audited the accompanying consolidated balance sheet of Universal Express, Inc., (the "Company") as of June 30, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and the results of its operations and its cash flows for the year in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
October 6, 2004

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Universal Express, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows of Universal Express, Inc.,and Subsidiaries for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended June 30, 2003, of Universal Express, Inc. And Subsidiaries as of June 30, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company incurred an operating loss of $6,531,815 for the year ended June 30, 2003 and had a working capital deficiency of $2,015,902 at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Rosenberg Rich Baker Berman & Company.

Bridgewater, New Jersey
August 28, 2003




                             UNIVERSAL EXPRESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    June 30,

                                   ASSETS

                                                                        2004
                                                                   ------------
CURRENT ASSETS
  Cash and equivalents                                             $    100,038
  Accounts receivable, net of reserve of $13,240 and $0                  44,619
  Other receivable                                                        7,700
 Other current assets                                                   143,800
                                                                   ------------
          Total current assets                                          296,157
                                                                   ------------

PROPERTY AND EQUIPMENT
  Computers and equipment                                               194,486
        Less accumulated depreciation                                   (92,272)
                                                                   ------------

          Net property and equipment                                    102,214
                                                                   ------------

OTHER ASSETS
  Loan to officer                                                       785,595
  Related party receivables                                             906,000
  Notes receivable                                                      509,990
  Goodwill                                                              397,107
  Other assets                                                           11,555
                                                                   ------------

          Net other assets                                            2,610,247
                                                                   ------------
Total Assets                                                       $  3,008,618
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                $    761,487
   Accrued Expenses
       Trade                                                            208,817
       Officers' salary                                                 978,315
       Interest                                                         238,634
   Current portion of long-term debt                                    120,591
   Bank line of credit                                                   25,128
   Notes payable                                                        464,400
   Convertible debenture                                                100,000
                                                                   ------------

          Total current liabilities                                   2,897,372
                                                                   ------------

LONG-TERM DEBT
   Long term debt, net of current portion                                36,483
                                                                   ------------

          Total long-term debt                                           36,483
                                                                   ------------
Total Liabilities                                                     2,933,855
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $0.005 par value, authorized
      850,000,000 shares; 718,265,969
      and 718,225,969 issued and outstanding                          3,591,331
   Class B common stock, $0.005 par value,
       authorized 3,000,000 shares; 1,280,000
       issued and outstanding shares                                      6,400
   Additional paid-in capital                                        51,583,289
   Stock rights                                                       7,427,962
   Treasury stock, at cost, 40,000 shares                               (14,350)
   Deferred compensation                                             (9,519,969)
   Collateral stock                                                  (3,920,000)
   Accumulated comprehensive income (loss)                             (119,700)
   Accumulated deficit                                              (48,960,200)
                                                                   ------------

          Total stockholders' equity (deficiency)                        74,763
                                                                   ------------
Total Liabilities and Stockholders' Equity (Deficiency)            $  3,008,618
                                                                   ============



                             UNIVERSAL EXPRESS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                               Year Ended June 30,


                                                            2004             2003
                                                       -------------    -------------

REVENUES                                               $   2,775,336    $   2,435,540
COST OF GOODS SOLD                                         2,507,528        2,370,817
                                                       -------------    -------------
      GROSS PROFIT                                           267,808           64,723

OPERATING EXPENSES
    Selling, general and administrative                    4,844,773        2,961,937
   Amortization of deferred compensation                   3,465,453        3,547,439
   Stock based compensation                                   96,660           64,383
   Depreciation                                              197,270           22,779
                                                       -------------    -------------

          Total operating expenses                         8,604,156        6,596,538
                                                       -------------    -------------

 Operating Loss                                           (8,336,348)      (6,531,815)
                                                       -------------    -------------

OTHER INCOME (EXPENSE):
   Net loss from discontinued operations                    (272,673)               0
   Write off failed acquisition deposit                     (500,078)               0
   Interest income                                            89,523           49,202
   Interest expense                                          (41,717)         (40,711)
                                                       -------------    -------------

          Total other income (expense)                      (724,945)           8,491
                                                       -------------    -------------

Net loss                                                  (9,061,293)      (6,523,324)

Other comprehensive income (loss):
    Unrealized loss on marketable securities,
       net of tax effect of $0                                     0             (300)
                                                       -------------    -------------

Comprehensive loss                                     $  (9,061,293)   $  (6,523,624)
                                                       =============    =============

Basic net loss per common share                        $       (0.01)   $       (0.02)
                                                       =============    =============

Weighted average number of common shares outstanding     624,964,652      353,208,736
                                                       =============    =============




















     The accompanying notes are an integral part of the financial statements




                             UNIVERSAL EXPRESS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                         COMMON          COMMON          CLASS B       CLASS B
                                         STOCK            STOCK          COMMON        COMMON        ADDITIONAL         STOCK
                                         NUMBER            PAR           NUMBER         STOCK          PAID-IN         RIGHTS
                                        OF SHARES         VALUE         OF SHARES        PAR           CAPITAL
                                      ------------    ------------    ------------   ------------   ------------    ------------
BALANCE, June 30, 2002                224,126,498    $  1,120,634       1,280,000   $      6,400   $ 34,087,036    $  2,721,502

Shares issued for deferred
  compensation                        253,149,000       1,265,745               0              0      2,857,075               0
Shares issued for services              3,958,000          19,790               0              0         44,593               0
Retirement of treasury shares             (10,000)            (50)              0              0         (3,600)              0
Cancellation of dividend shares          (239,328)         (1,197)              0              0          1,197               0
Shares issued for stock rights         10,264,063          51,320               0              0      2,510,180      (2,561,500)
Cash received for stock rights                  0               0               0              0              0       3,024,960
Deferred compensation amortization              0               0               0              0              0               0
Other comprehensive income (loss)               0               0               0              0              0               0
Net loss                                        0               0               0              0              0               0
                                     ------------    ------------    ------------   ------------   ------------    ------------

BALANCE, June 30, 2003                491,248,233       2,456,241       1,280,000          6,400     39,496,481       3,184,962

Shares issued for cash                 20,400,000         102,000               0              0        897,600               0
Shares issued for deferred
  compensation                        148,942,918         744,715               0              0      7,261,008               0
Shares issued for services              1,579,000           7,895               0              0         88,765               0
Shares issued for warrants                 95,819             479               0              0          9,435               0
Shares issued for stock rights         16,000,000          80,000               0              0        110,000        (190,000)
Shares issued for collateral           40,000,000         200,000               0              0      3,720,000               0
Cash received for stock rights                  0               0               0              0              0       4,433,000
Deferred compensation amortization              0               0               0              0              0               0
Other comprehensive income (loss)               0               0               0              0              0               0
Net loss                                        0               0               0              0              0               0
                                     ------------    ------------    ------------   ------------   ------------    ------------

BALANCE, June 30, 2004                718,265,970    $  3,591,330       1,280,000   $      6,400   $ 51,583,289    $  7,427,962
                                     ============    ============    ============   ============   ============    ============























     The accompanying notes are an integral part of the financial statements




                             UNIVERSAL EXPRESS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                         TREAS                                                                           TOTAL
                                         STOCK         TREASURY          OTHER                                       STOCKHOLDERS'
                                        NUMBER           STOCK        COMPREHENSIVE    DEFERRED       ACCUMULATED        EQUITY
                                        SHARES           AMOUNT          INCOME      COMPENSATION       DEFICIT        (DEFICIT)
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, June 30, 2002                     50,000    $    (18,000)   $   (119,400)   $ (4,404,318)   $(33,375,583)   $     18,271

 Shares issued for deferred comp                0               0               0      (4,122,820)              0               0
Shares issued for services                      0               0               0               0               0          64,383
Retirement of treasury shares             (10,000)          3,650               0               0               0               0
Cancellation of dividend shares                 0               0               0               0               0               0
Shares issued for stock rights                  0               0               0               0               0       3,024,960
Cash received for stock rights                  0               0            (300)              0               0            (300)
Deferred compensation amortization              0               0               0       3,547,439               0       3,547,439
Other comprehensive income (loss)               0               0               0               0               0               0
Net loss                                        0               0               0               0      (6,523,324)     (6,523,324)
                                     ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2003                     40,000         (14,350)       (119,700)     (4,979,699)    (39,898,907)        131,429

Shares issued for cash                          0               0               0               0               0         999,600
Shares issued for deferred comp                 0               0               0      (8,005,723)              0               0
Shares issued for services                      0               0               0               0               0          96,660
Shares issued for warrants                      0               0               0               0               0           9,914
Shares issued for stock rights                  0               0               0               0               0               0
Shares issued for collateral                    0               0               0               0               0               0
Cash received for stock rights                  0               0               0               0               0       4,433,000
Deferred compensation amortization              0               0               0       3,465,453               0       3,465,453
Other comprehensive income (loss)               0               0               0               0               0               0
Net loss                                        0               0               0               0      (9,061,293)     (9,061,293)
                                     ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2004                     40,000    $    (14,350)       (119,700)   $ (9,519,969)   $(48,960,200)   $     74,763
                                     ============    ============    ============    ============    ============    ============






















     The accompanying notes are an integral part of the financial statements




                             UNIVERSAL EXPRESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Year Ended June 30,

                                                                  2004           2003
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(9,061,293)   $(6,523,324)
Adjustments to reconcile net loss to net
  cash used by operating activities:
     Depreciation and amortization                                197,270         22,779
     Common stock issued for services                              96,660         64,383
     Amortization of deferred compensation                      3,465,453      3,547,439
     Unrealized loss on marketable securities                           0           (300)
     Forgiveness of officer loan                                   80,640         59,751
     Officer salary accrued                                       250,000              0
     Net loss from discontinued operations                        272,673              0
     Write off acquisition deposit                                500,078              0
      Bad debt expense                                             19,340              0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                   (28,929)       (10,891)
     (Increase) decrease in other current assets                 (100,968)         3,559
     (Increase) decrease in other receivables                           0              0
     (Increase) decrease in notes receivable                     (509,990)             0
     (Increase) decrease in loan to officer                       (47,175)             0
     (Increase) decrease in other assets                            3,601           (771)
     Increase (decrease) in accounts payable
        and accrued expenses - trade                              209,115         29,807
     Increase (decrease) in accrued officers salary               (98,241)        64,156
     Increase (decrease) in accrued interest                       39,259         30,995
                                                              -----------    -----------
Net cash  provided (used) by operating activities              (4,712,507)    (2,712,417)
                                                              -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                           (29,515)       (40,788)
     Acquisition payments and deposits                           (780,000)             0
     Loan to employee                                              (2,500)             0
     Advance related party receivables                                  0        (14,576)
                                                              -----------    -----------
Net cash provided (used) by investing activities                 (812,015)       (55,364)
                                                              -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock for cash                            999,600              0
     Issuance of stock rights for cash                          4,433,000      3,024,960
     Long term debt payments                                      (34,164)       (30,535)
    Notes payable payments                                         (6,000)        (1,000)
    Bank line of credit payments                                   (9,913)       (14,949)
                                                              -----------    -----------
Net cash provided by financing activities                       5,382,523      2,978,476
                                                              -----------    -----------
Net increase (decrease) in cash and equivalents                  (141,999)       210,695
CASH and equivalents, beginning of period                         242,037         31,342
                                                              -----------    -----------
CASH and equivalents, end of period                           $   100,038    $   242,037
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                         $     2,458    $     9,716
                                                              ===========    ===========
NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for SCI acquisition                  $   500,000    $         0
                                                              ===========    ===========
Return of common stock issued for SCI acquisition             $  (500,000)   $         0
                                                              ===========    ===========
Issuance of common stock for collateral for NAA acquisition   $ 3,920,000    $         0
                                                              ===========    ===========
Issuance of common stock for conversion of stock rights       $   190,000    $ 2,561,500
                                                              ===========    ===========
Issuance of common stock for deferred compensation            $ 8,005,123    $ 4,122,820
                                                              ===========    ===========



     The accompanying notes are an integral part of the financial statements

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

         On May 11, 2001 USXP sold all of the assets of its subsidiary Downtown Theater Ticket Agency, Inc. ("DTTA") for $50,000 and a promissory note of approximately $392,000 payable over approximately 33 years. The present value of this note using a 9% discount rate is $119,402. Due to the uncertainty of collectability and the non-recourse nature of this long-term note the Company has recorded a reserve of $111,702, resulting in an unreserved other receivable of $7,700, representing approximately 1 year of payments. The Company did not receive any payments on this note after July 2001, and filed a lawsuit to collect. This suit was settled after June 30, 2004, and the Company received an initial payment under the settlement of $60,000, and another $55,000 to be paid $1,833 per month for 30 months.

         In addition, USXP owns several other subsidiaries with little or no activity and seeks new acquisitions which will complement the PBC Network. Hereinafter, all of the aforementioned companies are collectively referred to as the "Company".

     Going concern
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses from operations of $9,061,293 and $6,523,324 for the years ended June 30, 2004 and 2003, respectively, and had a working capital deficiency of $2,601,215 at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and is continually evaluating the Company's operations, however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Advertising Costs
         Advertising costs are charged to operations when incurred. Advertising expense was $131,802 and $67,578 for the years ended June 30, 2004 and 2003, respectively.

     Goodwill
         Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their net assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. At June 30, 2004, the Company believes that there has been no impairment of goodwill.

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

     Basic Loss Per Common Share
         Net loss per common share is calculated utilizing the weighted average number of common shares outstanding during the period. The number of shares used in the computations were 624,964,652 and 353,208,736 for the years ended June 30, 2004 and 2003, respectively. Common stock equivalents and contingently issuable shares have not been included in the computation since the effect would be anti-dilutive.

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

         As such, the Company has three major segments for the year ended June 30, 2004: Logistics and International Shipping, Transportation/Equipment Leasing Brokerage and Parent (other). Logistics and International Shipping includes Virtual Bellhop, LLC, Luggage Express, Worldpost, and Private Postal Center Network.com. Transportation/Equipment Leasing Brokerage includes Universal Express Capital Corp.

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

NOTE 3 - LOAN TO OFFICER

     Prior to the enactment of the Sarbanes-Oxley act, the Company's Chief Executive Officer, in accordance with the such officer' employment contract was entitled to secure loans from the Company in an amount not to exceed $950,000. The board agreed to forgive 10% per year (2.5% quarterly) of the outstanding balance of the Company loans to such officer, commencing January 2, 2001. These loans bear interest at the applicable federal rate, which approximated 6% during the year ended June 30, 2004. As of June 30, 2004 the amount owed under such loan is $785,595.

NOTE 4 - RELATED PARTY RECEIVABLES

     As of June 30, 2004, the Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company. The repayment terms of such advances have not yet been determined.

NOTE 5 - MARKETABLE INVESTMENT SECURITIES

     Cost and fair value of the Company's investment in available for sale equity securities as of June 30, 2004 are as follows:


         AMORTIZED COSTS              GROSS UNRELATED LOSS          FAIR VALUE
         ---------------              --------------------          ----------
        $     120,000                   $    (119,700)              $     300

NOTE 6 -PROPERTY AND EQUIPMENT


   Property and equipment at June 30, 2004 consists of the following:
     Leasehold improvements                                      $   47,028
     Office equipment                                                64,140
     Furniture and fixtures                                          83,319
                                                                 ----------
                                                                    194,487
     Less accumulated depreciation and amortization                  92,272
                                                                 ----------
   Net property and equipment                                    $  102,215
                                                                 ==========

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OTHER CURRENT ASSETS

     Other current assets as of June 30, 2004 consist of the following:


       Prepaid legal fees                                         $  124,000
       Employee advance                                               19,800
       Commission advances                                                 0
                                                                  ----------
                                                                  $  143,800
                                                                  ==========

NOTE 8 - NOTES PAYABLE

     Notes payable at June 30, 2004 consist of the following:


     Note payable, due upon demand, bearing interest
         at rate of 18% per annum                                 $   25,000
     Note payable, due upon demand, bearing interest
         at rate of 18% per annum                                    400,000
     Notes payable, due upon demand, bearing interest
         at a rate of 18% per annum                                   39,000
                                                                  ----------
                                                                  $  464,000
                                                                  ==========

NOTE 9 - BANK LINE OF CREDIT

     The Company has a line of credit under which the bank has agreed to make loans up to $70,000 at 1.75% above the prime interest rate. At June 30, 2004, the outstanding balance on the line of credit was $25,128.

NOTE 10 - LONG-TERM DEBT

     Long-term debt at June 30, 2004, is comprised of the following:


     Installment note arising from settlement agreement due in monthly installments of $1,185 including interest through December 2004.
     This note bears interest at 12.5%                                  $ 12,589

     Promissory note to bank payable in equal monthly installments of $2,167 plus interest through October 2006. The note bears interest at the rate of 2% over the then prevailing prime rate.
     The note is secured by substantially all the Company's assets.       62,487

     Loans payable to former owners of Virtual Bellhop, LLC,
     payable in monthly installments of $3,333 plus interest at 4%
     through May 2005                                                     81,998
                                                                        --------

        Total                                                            157,074
     Less current maturities                                             120,591
                                                                        --------
     Long-Term Debt, Net of Current Maturities                          $ 36,483
                                                                        ========

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG-TERM DEBT, Continued

     Total maturities of long-term debt are as follows:


       Year ended June 30,
            2005                                                      $ 120,591
            2006                                                         26,004
            2007                                                         10,479
                                                                      ---------
                                                                      $ 157,074
                                                                      =========

NOTE 11 - CONVERTIBLE DEBENTURE

     The Company issued a $100,000 convertible debenture in 1997. Such debenture is still outstanding and bears interest at 18% per annum. Any payment or conversion of this debenture is disputed by the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space and equipment under operating lease agreements with unrelated parties. The base rent under these agreements aggregates approximately $12,030 per month. The related leases expire between July 2004 and 2007.

     The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating operating leases that have remaining non-cancelable lease terms in excess of one year as of June 30, 2004.


       Year ended June 30,

            2005                                                   $ 107,486
            2006                                                     100,615
            2007                                                      80,000
                                                                   ---------
                                                                   $ 288,101
                                                                   =========

     Rent expense charged to operations was $227,882 and $228,715 for the years ended June 30, 2004 and 2003, respectively.

     The leases also contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expenses as well as renewal options.

     The employment agreement with the Company's Chief Executive Officer provides for an annual base salary of $500,000 per annum. As of June 30, 2004 the Company has accrued $978,315 of salary due to such officer.

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

NOTE 13 - INCOME TAXES

     At June 30, 2004 the Company had approximately $49,000,000 of net operating loss carry forwards expiring beginning in 2009 through 2024. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitations.

     Deferred tax assets in the amount of approximately $19,600,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

     Significant components of the deferred tax assets as of June 30, 2004 were from net operating losses. The deferred tax assets have been presented in the Company's financial statements as follows:


       Total deferred tax assets                                $ 19,600,000
       Less: valuation allowance                                 (19,600,000)
                                                                ------------
       Net deferred tax assets                                  $          0
                                                                ============

     The increase in the valuation allowance of $4,800,000 during the year ended 2004 was due to the additional allowance provided for the 2004 net operating loss.

     The provision for income taxes differ from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:


                                                             JUNE 30,
                                                        2004           2003
                                                        ----           ----
     Benefit computed at the statutory rate         $ 4,873,000    $ 2,217,930
     Losses for which no benefit recognized          (4,873,000)    (2,217,930)
                                                     -----------   -----------
      Benefit recorded                              $         0    $         0
                                                    ============   ===========

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     During the year ended June 30, 2004, the Company issued 232,017,737 shares of common stock and cancelled 5,000,000 shares of common stock. Of such shares issued, 1,579,000 shares were issued in exchange for advisory services rendered, 16,000,000 shares were issued to investors for stock rights, 20,400,000 shares were issued in exchange for cash and 95,819 shares were issued in exchange for warrants. 5,000,000 shares were issued in conjunction with the acquisition of Subcontracting Concepts, Inc.,
     (SCI). Upon the resale of SCI to its original owners, these shares were returned to the Company and cancelled.

     During the year ended June 30, 2004, advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 148,942,918 common shares. The common shares were valued at their approximate fair market value on the dates of issuance and are being amortized over their respective contract periods.

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

NOTE 15 - TREASURY STOCK

     The Company has bought an aggregate 50,000 shares from one investor for $18,000. Treasury stock is recorded at cost. The Company has a verbal agreement with such investor to repurchase an additional 200,000 shares at $.60 per share under certain circumstances. During the years ended June 30, 2004 and 2003 the Company retired 0 and 10,000 shares of treasury stock, respectively.

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

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - WARRANTS

     On October 17, 2002, the Company announced a 4% dividend of four warrants payable to stockholders of record on the close of business November 1, 2002. The dividend consisted of a set of four warrants for every 25 shares held on the record date as follows: one 'A' Warrant, one 'B' Warrant, one 'C' Warrant and one 'D' Warrant. On January 31, 2003, the Company issued 12,566,505 of each type of warrant for a total of 50,266,020 warrants to be exercised as follows: The 'A' Warrant will entitle the holder to purchase one restricted share of USXP @ $0.10 per share for a term of twelve months; the 'B' Warrant will also be for one restricted share @ $0.25 for a term of twelve months; the 'C' Warrant will be for one restricted share @ $0.50 for a term of eighteen months; and the 'D' Warrant will also be for one restricted share @ $1.00 for eighteen months. At June 30, 2004, all unexercised warrants have expired.

     On November 2, 2001, the Company issued 940,000 warrants to purchase common stock of the Company as part of the acquisition of Virtual Bellhop, LLC. These warrants entitled the holder to purchase 470,000 shares at $.15 per share and 470,000 shares at $.70 per share. These warrants expired on March 22, 2003.

NOTE 18 - STOCK OPTION PLAN

     The Company's "1994 Stock Option Plan" provides for the issuance of up to 104,167 shares of common stock. The purchase price per share of common stock under each option shall not be less than the fair market value of the common stock on the date such option is granted. No options have been granted under the plan as of June 30, 2004. Per the plan document, the plan will terminate in 2004.

NOTE 19 - SEGMENT INFORMATION

     Year ended June 30, 2004:


                                   TRANSPORTATION/
                     LOGISTICS &      EQUIPMENT
                    INTERNATIONAL      LEASING         PARENT
                       SHIPPING       BROKERAGE       (OTHER)      CONSOLIDATED
                       --------       ---------       -------      ------------
     Revenue          $   287,706    $ 2,487,630    $      --      $   2775,336

     Operating Loss   $  (782,208)   $  (498,519)   $(7,054,930)   $ (8,335,657)

         Year ended June 30, 2003:


                                     TRANSPORTATION/
                       LOGISTICS &     EQUIPMENT
                      INTERNATIONAL     LEASING       PARENT
                        SHIPPING       BROKERAGE      (OTHER)      CONSOLIDATED
                        --------       ---------      -------      ------------
     Revenue          $   150,433    $ 2,285,107    $         0    $ 2,435,540

     Operating Loss   $  (257,378)   $  (290,694)   $(5,983,743)   $(6,531,815)

     Assets of the segment groups are not relevant for management of the businesses, nor for disclosure.

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - NEW ACCOUNTING PRONOUNCEMENTS, Continued

     In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

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

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - DISCONTINUED OPERATIONS

         On March 30, 2004, the Company sold Bags to Go, Inc., (BTG), to its former owner. BTG was purchased by the Company on January 22, 2004. The Company decided to sell BTG as a result of its decision to lower its long-term debt. The purchase price consisted of (a) $179,500, with $25,000 paid at closing and 24 equal monthly payments of $6,437.50, (b) $129,275, with $25,000 paid at closing and 24 equal monthly payments of $4,344.83 and (c) the cancellation of the note due to the former owner of BTG, of which, the balance at closing was $424,666.

     In the fourth fiscal quarter, the Company sold Subcontracting Concepts, Inc., (SCI), to its former owners. SCI was purchased by the Company on November 28, 2003. The decision to sell SCI was based on the concern and apprehension voiced by SCI's insurance carriers, financial institutions and clients regarding the recent SEC public complaint filed against the Company. The purchase price consisted of (a) $91,667 paid at closing, (b) $458,333 payable in five equal monthly payments of $91,666.60, (c) the surrender of 5,000,000 shares of the Company's common stock, (which have since been cancelled), and (d) the cancellation of the note due to the former owners of SCI, of which, the balance at closing was $6,850,000. The Company recorded a gain of $50,000 as a result of this transaction.

     On October 12, 2003, the Company signed a contract to purchase North American Airlines, (NAA). This contract required the Company to place a $1,000,000 deposit at the signing of the agreement, which it did. On November 24, 2003, the Company announced that this transaction would not close. The Company received $500,000 of the initial deposit back. During the third fiscal quarter the Company filed a lawsuit against NAA and its principal stockholder. In the fourth fiscal quarter, the Company wrote off the remaining $500,000 of the initial deposit, as it is now the subject of the lawsuit and the return of it is in question as to amount and timing.

     On December 16, 2003, the Company acquired a portfolio of automotive leases from Go Automotive Leasing Corp. of Bohemia, NY. The purchase price was (a) $200,000 in cash at closing, which was paid, (b) a $50,000 deposit with Sovereign Bank as security deposit for future leases, which was paid and
     (c) the assumption of existing debt directly related to the lease portfolio, which at closing amounted to $2,237,405. Subsequent to year end the Company discovered that Go Leasing had repossessed the lease portfolio during the fourth fiscal quarter. Therefore the Company wrote off the portfolio resulting in the recording a loss of $284,409. Go Leasing has refused to return the Company's $200,000 payment and Sovereign as so far refused to return the $50,000 security deposit. The Company is currently evaluating its options in this matter.

NOTE 24 - SUBSEQUENT EVENTS

     Subsequent to the year ended June 30, 2004, the Company entered into a settlement agreement with the Purchasers of Downtown Theatre Ticket Agency, Inc. These purchasers had stopped paying their promissory note for the purchase in 2001. The Company had reserved for all but $7,700 of this note. The settlement agreement called for a payment of $60,000 at signing and payments of $1,833 per month for 30 months. The Company has received the $60,000 initial payment.

                                     ITEM 8

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 29, 2004, Rosenberg Rich Baker Berman & Company resigned as the Company's independent accountant. On September 22, 2004, the Company engaged Durland & Company as the Company's independent accountant.


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


NAME                                   AGE                      POSITION
----                                   ---                      --------

Richard A. Altomare                    56                  Chairman and CEO

RICHARD A. ALTOMARE. Mr. Altomare, is the Chairman and Chief Executive Officer of Universal Express (USXP). Universal, with its wholly owned subsidiary the UniversalPost Network is a leader of the $7 billion private postal industry. Its division, the UniversalPost International Courier System is engaged in international shipping. Prior to Universal Express, Mr. Altomare was an investment banker specializing in real estate, bankruptcy reorganizations and equipment transactions. Mr. Altomare also owned and operated professional sports teams. He served in the U.S. Marine Corps. and U.S. Army specializing in communications and intelligence. Mr. Altomare attended Adelphi and Hofstra University and has been a political candidate for U.S. Congress and served on numerous corporate Boards.

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


                                     ITEM 10

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

A. COMPENSATION OF EXECUTIVE OFFICERS.

The following table sets forth information, as required by Section 228.402 of Regulation S-B, 17 C.F.R. Section 228.402, as currently in effect, concerning the annual and long-term compensation of the Company's Chief Executive Officer and other individuals acting in a similar capacity for the past five fiscal years. No other information is included regarding compensation paid to other Executive Officers during such five year period because no such Executive Officer earned annual or long-term compensation in excess of $100,000. Except as set forth in the tables following, no bonus, other annual compensation, long-term compensation (in the form of restricted stock awards, options, stock appreciation rights, long-term incentive plans, or otherwise), or other forms of compensation were paid to the Company's Chief Executive Officer, any other individuals acting in a similar capacity, or any other Executive Officer of the Company at any time during such periods as are reflected in the tables (and accompanying notes) set forth below. Accordingly, as permitted by Item 402 (a)
(5) of Regulation S-B, tables or columns otherwise required have been omitted from this Registration Statement where there has been no compensation awarded to, earned by, or paid to any of the named executives required to be reported in that table or column in any fiscal period covered by that table.

                           SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                   Annual Compensation      Compensation Awards

      (a)                 (b)       (c)            (d)        (e)        (f)
                                                  OTHER
NAME & PRINCIPAL        FISCAL     ANNUAL         ANNUAL     ANNUAL     # OF
POSITION                 YEAR      SALARY         BONUS  COMPENSATION  OPTIONS



Richard A. Altomare      2000      300,000         $  0      $  0          0
Chairman & CEO           2001      300,000         $  0      $  0          0
                         2002      300,000         $  0      $  0          0
                         2003      300,000         $  0      $  0          0
                         2004      500,000         $  0      $  0          0


During the Company's reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $500,000. For fiscal year ended June 30, 2004, Mr. Altomare received $621,154 in cash compensation under his employment agreement. Mr. Altomare's Accrued salary as of June 30, 2004 is $978,315.

                         OPTION GRANTS IN CURRENT PERIOD


                                Individual Grants

--------------------------------------------------------------------------------
        (a)               (b)             (c)              (d)          (e)

                                     % of Total
                                   Options Granted
                        Options      to Employees       Exercise     Expiration
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

C. EMPLOYMENT CONTRACTS AND RELATED MATTERS

The Company has an employment contract with Mr. Altomare that was approved by the Reorganization Court as part of the Company's Reorganization Plan, which currently provides an annual base salary of $500,000. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare's employment is terminated at any time within nine months following a "change of control event", as defined therein and generally described below, (i) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a "change of control event" shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. Mr. Altomare's employment agreement further grants to Mr. Altomare the right under the Court-approved 1994 Stock Option Plan to purchase not less than 500,000 shares of the Company's Class A Common Stock at the fair market price of the stock as of the Plan Effective Date. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

The board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $785,595 as of June 30, 2004.

ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 2004 more than five percent of the Class A Common Stock of the Company. This information is based on 718,265,969 shares of Class A Common Stock issued and outstanding as of June 30, 2004. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

 NAME AND ADDRESS OF         AMOUNT AND NATURE                 % OF
  BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP          COMMON STOCK
--------------------------------------------------------------------------------

      None



B. SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 2004. This information is based on 718,265,969 shares of Class A Common Stock issued and outstanding as of June 30, 2004. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

 NAME AND ADDRESS OF         AMOUNT AND NATURE                 % OF
  BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP          COMMON STOCK
--------------------------------------------------------------------------------

Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486          14,490,173 shares                 2%

                                     ITEM 12

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard A. Altomare, the Company's Chairman and Chief Executive Officer, served from 1991 until May 11, 1994 as advisor and reorganization consultant to the Company and the Reorganization Court during the Company's Reorganization case. The Reorganization Court and the Company appointed Mr. Altomare as Chairman and President through a long- term employment agreement, approved by the Reorganization Court as part of the Company's Reorganization Plan, a position he has continually occupied thereafter.

During the Company's reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $500,000. For fiscal year ended June 30, 2004, Mr. Altomare received $621,154 in cash compensation under his employment agreement. Mr. Altomare's accrued salary as of June 30, 2004 is $978,315.

Mr. Altomare's outstanding loan balance under his employment agreement as of June 30, 2004 is $785,595.

As of June 30, 2004, The Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company.

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

(B) Reports on Form 8-K -

     Current Report filed on Form 8-K dated February 12, 2004. Current Report filed on Form 8-K dated August 23, 2004. Current Report filed on Form 8K dated September 27, 2004.



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                        UNIVERSAL EXPRESS, INC.


Date:  October 13, 2004                 /s/ Richard A. Altomare
                                        -----------------------
                                        Richard A. Altomare, President
                                        and Chairman of the Board