Form 10QSB
period 2004-09-30
UNIVERSAL EXPRESS INC/
filed 2004-11-19
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 2004
                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

             NEVADA                                             11-2781803
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1230 Avenue of the Americas, Suite 771,
Rockefeller Center, New York,                                      10020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      YES |X|  NO |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2004:

--------------------------------------------------------------------------------
                                   $6,582,250
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                                Outstanding at September 30, 2004
--------------------------------------------------------------------------------
Class "A"                                                  828,394,540
Class "B"                                                    1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance Sheet - September 30, 2004                                         3

  Consolidated Statement of Operations -
  Three months ended September 30, 2004                                      4

  Consolidated Statement of Cash Flows -
  Three months ended September 30, 2004                                      5

  Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis                                 7
        of Financial Condition and Plan of
        Operations

Item 3. Controls and Procedures                                             13

PART II - OTHER INFORMATION                                                 14

SIGNATURES                                                                  16

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

                                     ASSETS                            2004
                                                                       ----

CURRENT ASSETS:
  Cash and Equivalents                                             $     25,518
  Accounts Receivable, net of reserve of                                 12,332
  Other Current Assets                                                  148,800
                                                                   ------------
      Total Current Assets                                              186,650
                                                                   ------------

PROPERTY AND EQUIPMENT
  Computers and Equipment                                               205,633
      Less Accumulated Depreciation                                    (100,213)
                                                                   ------------
          Net Propert and Equipment                                     105,420
                                                                   ------------

OTHER ASSETS:
  Loan to Officer                                                       777,444
  Related Party Receivables                                             906,000
  Notes Receivable                                                      224,208
  Goodwill                                                              397,107
  Other Assets                                                           11,555
                                                                   ------------
      Total Other Assets                                              2,316,314
                                                                   ------------

                                                                   ------------
                                     TOTAL ASSETS                  $  2,608,384
                                                                   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts Payable                                                 $    812,903
  Accrued Expenses
      Trade                                                             201,901
      Officers' Salary                                                  921,802
      Interest                                                          257,946
  Bank Line of Credit                                                    23,132
  Current Portion of Long-Term Debt                                     119,578
  Notes Payable                                                         462,900
  Convertible Debenture                                                 100,000
                                                                   ------------
      Total Current Liabilities                                       2,900,162
                                                                   ------------

LONG-TERM DEBT
  Long-Term Debt, Net of Current Portion                                 29,161
                                                                   ------------
      Total Long-Term Debt                                               29,161
                                                                   ------------
                                TOTAL LIABILITIES                     2,929,323
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, $.005 par value; Authorized 950,000,000 Shares
      828,394,540 Shares Issued,828,354,540 Shares Outstanding        4,141,973
  Class B Common Stock, $.005 par value; Authorized 3,000,000
      shares 1,280,000 shares issued and outstanding                      6,400
  Additional Paid-in Capital                                         52,452,146
  Stock Rights                                                        7,877,962
  Treasury Stock, at cost, 40,000 shares                                (14,350)
  Deferred Compenstation                                            (13,914,993)
  Accumulated  Comprehensive Income (Loss)                             (119,700)
  Accumulated Deficit                                               (50,750,378)

                                                                   ------------
      Total Stockholders' Equity (Deficiency)                          (320,939)
                                                                   ------------

                                                                   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $  2,608,384
                                                                   ============


                 See notes to consolidated financial statements

UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THREE MONTHS ENDING SEPTEMBER 30, 2004 AND 2003

                                                     2004             2003
                                                     ----             ----

Revenues                                               448,292    $     183,049
Cost of Goods Sold                                     408,609          162,486
                                                 ------------------------------
        GROSS PROFIT                                    39,683           20,563
                                                 ------------------------------

OPERATING EXPENSES
  Selling, General and Administrative                  932,795        1,126,937
  Amortization of Deferred Compensation                856,476          837,540
  Stock Based Compensation                              88,000           57,160
  Depreciation                                           7,941            7,487
                                                 ------------------------------
        TOTAL OPERATING EXPENSES                     1,885,212        2,029,124
                                                 ------------------------------

OPERATING LOSS                                      (1,845,529)      (2,008,561)

OTHER INCOME (EXPENSE)
  Loss Recoupment from Discontinued Operations          63,678               --
  Interest Income                                       11,509           12,039
  Interest Expense                                     (19,836)          (8,817)
                                                 ------------------------------
        Total  Other Income (Expense)                   55,351            3,222
                                                 ------------------------------
NET LOSS                                         $  (1,790,178)   $  (2,005,339)

BASIC NET LOSS PER COMMON SHARES                 $       (0.00)   $       (0.00)
                                                 ==============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         786,633,206      532,931,005
                                                 ==============================


           See notes to consolidated financial statements.

                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               FOR THE THREE MONTHS ENDED SEPTEMBER 2004 AND 2003

                                                                       2004              2003
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                        $(1,790,178.00)   $(2,005,339.00)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                          7,941             7,487
    Common shares issued for services                                     88,000            57,160
    Amortization Of Deferred Compensation                                856,476           837,540
    Forgiveness of Officer Loan                                           19,640
    Write-down Officer Loan                                                   --             8,498
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                            32,287            13,426
    (Increase) decrease in other current assets                           (5,000)               --
    (Increase) decrease in other receivables                               7,700           (91,411)
    (Increase) decrease in notes receivables                             285,782                --
    (Increase) decrease in loan to officer                               (11,489)               --
    (Increase) decrease in other assets
    Increase (decrease) in accounts payable an accrued expenses           44,500          (140,959)
    Increase (decrease) in accrued officers salary                       (56,513)               --
    Increase (decrease) in accrued interest                               19,312                --
                                                                  --------------    --------------
  Net cash provided (used) by operating activities                      (501,542)       (1,313,598)
                                                                  --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                  (11,147)          (23,101)
  Related Party Receivables                                                   --                --
                                                                  --------------    --------------
Net Cash provided (used) by investing activities                         (11,147)          (23,101)
                                                                  --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                                           --
  Issuance of stock rights for cash                                      450,000         1,648,000
  Long term debt payments                                                 (8,335)           (9,172)
  Notes payable payments                                                  (1,500)           (1,500)
  Bank line of credit payments                                            (1,996)           (2,772)
                                                                  --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                438,169         1,634,556
                                                                  --------------    --------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          (74,520)          297,857
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                100,038           242,037
                                                                  --------------    --------------
CASH AND EQUIVALENTS, END OF PERIOD                                       25,518           539,894
                                                                  ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid in cash                                                       --                --
NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for deferred compenstation                  1,331,500         2,959,400


                 See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                          Notes To Financial Statements
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the three months ended September 30, 2004 have been included.

      The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year ended June 30, 2005.

2.    SEGMENT INFORMATION

      Three months ended September 30, 2004:

                                           Transportation/
                           Logistics &        Equipment
                          International        Leasing         Parents
                             Shipping         Brokerage        (Other)       Consolidated
                          -------------    ---------------   ------------    ------------
Revenue                      $104,395          $343,725       $      172      $  448,292
Operating Income/(Loss)      ($94,424)        ($120,577)     ($1,575,177)    ($1,790,178)

Three months ended September 30, 2003:

                                           Transportation/
                           Logistics &        Equipment
                          International        Leasing         Parents
                             Shipping         Brokerage        (Other)       Consolidated
                          -------------    ---------------   ------------    ------------
Revenue                      $ 49,367          $133,157       $      525      $  183,049
Operating Loss              ($225,035)         ($98,893)     ($1,681,411)    ($2,005,339)

      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.    CAPITAL STOCK

      During the quarter ended September 30, 2004 the Company issued 110,128,571 shares of common stock. Of such shares issued, 103,928,571 shares were issued for deferred services, and 6,200,000 for advisory services.

4.    SUBSEQUENT EVENTS

      On October 11, 2004, the Company announced plans to purchase Alpine Airline pursuant to a stock purchase agreement dated October 8, 2004. The acquisition cost is approximately $22,000,000, including the assumption of debt.

      On October 12, 2004, the Company announced plans to offer equipment trust certificates in connection with planned acquisitions.

      On October 28, 2004, the Company announced the sale of its subsidiary Universal Express Capital Corp. to Capitalliance pursuant to a stock purchase agreement dated October 27, 2004. Among other considerations, Capitalliance agreed to provide funding for the Alpine acquisition and for the equipment trust certificates.

      On November 1, 2004, the Company announced plans to increase its assets through the purchase of credits of insurance financial services from an affiliate of Capitalliance by prepaying with the issuance of stock of the Company, pursuant to an agreement dated October 28, 2004.


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

Universal Express, Inc. (USXP) evolved into a conglomerate of supportive companies and divisions centered around its private postal system.

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

Universal Express has continued major expansion in the last decade. Strong strategic relationships are currently being established with companies and manufacturers, thus strengthening the UniversalPost private postal network.

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


                 UNIVERSALPOST(TM) - THE PRIVATE POSTAL NETWORK

UniversalPost, a private postal network, is an association formed to create a very much needed partnership between previously unconnected shipping and packaging store owners. This concept has been accomplished many times before in American industries, most notably by FTD's maturation of the independent florists across America and Interflora's unification and development of florists in Europe. UniversalPost provides independent store-owners with a variety of cost effective services and products to help increase their profitability, while they are still able to maintain their local or franchised identities.

Individual Services and Products

o  Flowers/Gift Baskets
o  Money Transfer Services
o  Corrugated & Packaging
o  Customized Rubber Stamps
o  Equipment Leasing
o  Moving Supplies
o  Car Rental
o  Customized Corrugated
o  Business and Office Supplies
o  Parcel Insurance
o  Credit Card Processing
o  Check Processing
o  Prepaid Debit Card Load Stations
o  Visa - MasterCard
o  Discounted Supplies
o  Joint Promotions
o  Mailing Lists
o  Video Tape to DVD Conversion
o  Fingerprinting
o  International Cell Phone Rental
o  Credit Union
o  Message On Hold
o  Health Care Coverage
o  Gift Cards
o  Passport & Visa Expediting
o  Retail Products
o  Sign Making

On July 19, 2004, the Company announced a Visa and Passport processing program with CIBT.

On August 12, 2004, the Company announced a partnership with Premier Companies/Hold Plus to offer custom audio productions.

On October 14, 2004, the Company announced an agreement with Paymentech for electronic payment processing services.

On November 8, 2004, the Company announced its strategic partnership with PrideRock, a leasing provider of outsourced fingerprint and data management technology.


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


                     LUGGAGE EXPRESS(TM) AND VIRTUAL BELLHOP

Luggage Express and its premier service, the Virtual Bellhop, facilitate and manage the movement of baggage door-to-door for leisure and business travelers.

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

With over 1.5 billion suitcases presently being checked by domestic passengers, our companies offer significant benefits to the airlines. Customer satisfaction, easier check-in, a secure alternative to curb-side check-in, less congestion in the departure hall and minimizing departure delays, defines our service. The FAA expects the number of airline passengers to double by 2005, making domestic luggage to exceed 3 billion suitcases. Luggage Express and Virtual Bellhop are indeed poised for luggage-free travel.

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


                         UNIVERSAL EXPRESS CAPITAL CORP.

The Universal Express family of companies has broadened the nature of its core business by entering the financial services industry via its subsidiary Universal Express Capital Corp. A full service, asset based transportation and equipment lessor, Universal Express Capital Corp. provides capital acquisition funding, in the form of lease financing, to the national business community as well as within the framework of Universal Express' other affiliates and subsidiaries.


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

On October 1, 2004, the Company announced a new distribution agreement with I-PrePay, a leading provider of prepaid products, telecom and the new touch screen I-PrePay terminals.

On October 25, 2004, the Company announced a partnership with 1-800-TOW-TRUCK Pre-paid Roadside Assistance Cards(TM).

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                                         Three Months Ended
                                                         ------------------
                                                        2004           2003
                                                        ----           ----
Revenues
Logistics & International shipping -                 $  104,395     $   49,367
Transportation / Equipment -                         $  343,725     $  133,157
Leasing                                              $      172     $      525
Other -

Cost Of Goods Sold                                   $  408,609     $  162,486
Selling, General and Administration                  $1,877,271     $2,021,637
Depreciation & Amortization                          $    7,941     $    7,487

During the three months ended September 30,2004 operating revenues increased $448,292 from $183,049, an increase of approximately 144%. This increase is due mainly to increased sales in our logistics and leasing departments.

Cost of revenues were $408,609 and $162,486 respectively.


LIQUIDITY AND CAPITAL RESOURCES - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The net proceeds from investments in the Company was approximately $450,000. Approximately $501,542 was used in its operating activities.

Until the UniversalPost Network, Universal Express Capital, UniversalPost International Delivery and the Company's other businesses, are fully operational and integrated the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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

Item 3.     DEFAULTS ON SENIOR SECURITIES -- NONE

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE

Item 5.     OTHER INFORMATION -- NONE

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Current Report filed on Form 8K dated August 23, 2004. Current Report on Form 8-K dated September 27, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNIVERSAL EXPRESS, INC.


                                          /s/ Richard A. Altomare
                                          -----------------------
                                          Richard A. Altomare,
                                          President and Chairman
                                          of the Board.

Dated: November 19, 2004