Form 10QSB
period 2004-12-31
UNIVERSAL EXPRESS INC/
filed 2005-02-18
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED December 31, 2004
                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                           11-2781803
----------------------------      -------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)              Number)

1230 AVENUE OF THE AMERICAS, SUITE 771, ROCKEFELLER CENTER,
NEW YORK,                                    10020
-------------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2004:

--------------------------------------------------------------------------------
                                   $12,818,038
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock             Outstanding at December 31, 2004
--------------------------------------------------------------------------------

Class "A"                                        1,056,702,890
Class "B"                                          1,280,000

                             UNIVERSAL EXPRESS, INC.
                             -----------------------

                                      INDEX


                                                           PAGE
                                                           NUMBER
                                                           ------

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

 Balance Sheet - December 31, 2004                             3


 Consolidated Statement of Operations -
 Six months ended December 31, 2004                            4

 Consolidated Statement of Cash Flows -
 Six months ended December 31, 2004                            5

 Notes to Consolidated Financial Statements                    6


Item 2. Management's Discussion and Analysis                   7
         of Financial Condition and Plan of
         Operations

Item 3. Controls and Procedures                               14


PART II - OTHER INFORMATION                                   14


SIGNATURES                                                    15



                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


                                        ASSETS                                       2004
                                        ------                                       ----
CURRENT ASSETS:
  Cash and Equivalents                                                                 $ 18,635
  Accounts Receivable, net of reserve of                                                 12,134
  Other Current Assets                                                                  173,800
                                                                              ------------------
      Total Current Assets                                                              204,569
                                                                              ------------------

PROPERTY AND EQUIPMENT
   Computers and Equipment                                                              236,632
       Less Accumulated Depreciation                                                   (108,436)
                                                                              ------------------
          Net Propert and Equipment                                                     128,196
                                                                              ------------------

OTHER ASSETS:
  Loan to Officer                                                                       769,378
  Related Party Receivables                                                             906,000
  Notes Receivable                                                                      224,208
  Goodwill                                                                              397,107
  Other Assets                                                                           14,805
                                                                              ------------------
      Total Other Assets                                                              2,311,498
                                                                              ------------------

                                                                              ------------------
                                     Total Assets                                   $ 2,644,263
                                                                              ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                  -------------------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                                                    $ 821,291
  Accrued Expenses
      Trade                                                                             156,914
      Officers' Salary                                                                1,131,911
      Interest                                                                          277,191
  Bank Line of Credit                                                                    21,300
  Current Portion of Long-Term Debt                                                     119,648
  Notes Payable                                                                         461,400
  Convertible Debenture                                                                 100,000
                                                                              ------------------
      Total Current Liabilities                                                       3,089,655
                                                                              ------------------

LONG-TERM DEBT
  Long-Term Debt, Net of Current Portion                                                 21,921
                                                                              ------------------
      Total Long-Term Debt                                                               21,921
                                                                              ------------------
                                  Total Liabilities                                   3,111,576
                                                                              ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, $.005 par value; Authorized 1,550,000,000 Shares
     1,056,702,890 Shares Issued,1,056,662,890 Shares Outstanding                     5,283,515
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                                       6,400
   Additional Paid-in Capital                                                        54,681,308
   Stock Rights                                                                       8,665,962
   Treasury Stock, at cost, 40,000 shares                                               (14,350)
   Deferred Compenstation                                                           (16,339,576)
   Accumulated  Comprehensive Income (Loss)                                            (119,700)
   Accumulated Deficit                                                              (52,630,871)

                                                                              ------------------
      Total Stockholders' Equity (Deficiency)                                          (467,313)
                                                                              ------------------

                                                                              ------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $ 2,644,263
                                                                              ==================



                    See notes to consolidated financial statements



UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THREE &  SIX MONTHS ENDING DECEMBER 31, 2004 AND 2003


                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         2004            2003            2004            2003
                                                                         ----            ----            ----            ----
   Revenues                                                              131,495     1,084,098         579,787         1,267,147
   Cost of Goods Sold                                                    162,701     1,043,368         571,310         1,205,854
                                                              ---------------------------------------------------------------------
                            Gross Profit                                 (31,206)       40,730           8,477            61,293
                                                              ---------------------------------------------------------------------

    OPERATING EXPENSES
     Selling, General and Administrative                                 886,699     1,295,866       1,819,494         2,422,804
     Amortization of Deferred Compensation                               938,357       798,454       1,794,833         1,635,994
     Stock Based Compensation                                              7,763             -          95,763            57,160
     Depreciation                                                          8,222         8,034          16,163            15,521
                                                              ---------------------------------------------------------------------
                          Total Operating Expenses                     1,841,041     2,102,354       3,726,253         4,131,479
                                                              ---------------------------------------------------------------------

   Operating Loss                                                     (1,872,247)   (2,061,624)     (3,717,776)       (4,070,186)

  OTHER INCOME (EXPENSE)
    Loss  Recoupment from Discontinued Operations                              -                        63,678
    Income from Discontinued Operations                                                 72,820                            72,820
    Interest Income                                                       11,370        11,854          22,879            23,893
    Interest Expense                                                     (19,616)       (7,892)        (39,452)          (16,709)
                                                              -------------------------------------------------------------------
                                Total  Other Income (Expense)             (8,246)       76,782          47,105            80,004
                                                              ---------------------------------------------------------------------
Loss Before Taxes                                                   $ (1,880,493)  $(1,984,842)   $ (3,670,671)     $ (3,990,182)

    Taxes                                                                    $ -     $ (69,562)            $ -         $ (69,562)

                                                              ---------------------------------  --------------------------------
Net Income (Loss)                                                   $ (1,880,493)  $(2,054,404)   $ (3,670,671)     $ (4,059,744)


 BASIC NET LOSS PER COMMON SHARES                                        $ (0.00)      $ (0.00)        $ (0.00)          $ (0.01)
                                                              =====================================================================

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         921,904,058   573,527,478     807,513,873       614,123,950
                                                              =====================================================================



                 See notes to consolidated financial statements.



                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                 FOR THE SIX MONTHS ENDED DECEMBER 2004 AND 2003


                                                                                 2004                 2003
                                                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                            $ (3,670,672.00)    $ (4,059,744.00)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
          Depreciation and amortization                                            16,163              15,521
          Common shares issued for services                                        95,763              57,161
          Amortization Of Deferred Compensation                                 1,794,833           1,635,994
          Forgiveness of Officer Loan                                                   -
          Write-down Officer Loan                                                       -              16,907
     Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                               32,485             518,572
          (Increase) decrease in other current assets                             (30,000)                  -
          (Increase) decrease in other receivables                                  7,700              (2,242)
          (Increase) decrease in notes receivables                                285,782                   -
          (Increase) decrease in loan to officer                                   16,217                   -
          (Increase) decrease in other assets                                      (3,250)           (688,046)
          Increase (decrease) in accounts payable an accrued expenses               7,901             173,506
          Increase (decrease) in accrued officers salary                          153,596                   -
          Increase (decrease) in accrued interest                                  38,557                   -

                                                                    ------------------------------------------
     Net cash provided (used) by operating activities                          (1,254,925)         (2,332,371)
                                                                    ------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                        (42,145)            (35,469)
     Acquisition of Goodwill                                                                         (680,000)
     Acquisition of Cash                                                                               66,550
     Related Party Receivables                                                          -                   -
                                                                    ------------------------------------------
Net Cash provided (used) by investing activities                                  (42,145)           (648,919)
                                                                    ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock for cash                                                                999,600
     Issuance of stock rights for cash                                          1,238,000           3,608,000
     Long term debt payments                                                      (15,505)           (138,844)
     Notes payable payments                                                        (3,000)             (4,100)
     Bank line of credit payments                                                  (3,828)             (5,352)
                                                                    ------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       1,215,667           4,459,304
                                                                    ------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   (81,403)          1,478,014
CASH and Equivalents, beginning of period                                         100,038             242,037

                                                                    ------------------------------------------
CASH and Equivalents, end of period                                                18,635           1,720,051
                                                                    ==========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid in cash                                                              -                   -
Non-Cash Financing Activities:
     Issuance of common stock for deferred compenstation                        4,546,541           5,502,088






          See notes to consolidated financial statements

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                    ----------------------------------------
                          Notes To Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION
--   ---------------------

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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2004 and the results of operations and cash flows for the six months ended December 31, 2004 have been included.

     The results of operations for the six months ended December 31, 2004, are not necessarily indicative of the results to be expected for the full year ended June 30, 2005.

2.   SEGMENT INFORMATION
--   -------------------


     Six months ended December 31, 2004:

                                           TRANSPORTATION/
                         LOGISTICS &          EQUIPMENT
                        INTERNATIONAL         LEASING            PARENT
                           SHIPPING           BROKERAGE          (OTHER)        CONSOLIDATED
                           --------           ---------          -------        ------------

Revenue                   $226,886             $352,901         $    0          $   579,787
Operating
Income/(Loss)             (293,440)            (300,123)        (3,077,108)      (3,670,671)


Six months ended December 31, 2003:

                                           TRANSPORTATION/
                        LOGISTICS &          EQUIPMENT
                       INTERNATIONAL          LEASING           PARENT
                         SHIPPING             BROKERAGE         (OTHER)        CONSOLIDATED
                         --------             ---------         -------        ------------

Revenue                   $101,963           $1,165,184             $0           $1,267,147
Operating
Loss                     (504,752)             (196,359)        (3,431,453)      (4,132,564)



      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.   CAPITAL STOCK
     -------------

     During- the quarter ended December 31, 2004 the Company issued 228,308,350 shares of common stock. Of such shares issued, 219,333,350 shares were issued for deferred services, 475,000 for advisory and 8,500,000 for collateral.


4.   SUBSEQUENT EVENTS
     -----------------


     On January 27, 2005, the Company announced the introduction of The Universal Express Courier Association.

     On February 14, 2005, the Company satisfied the $400,000 loan reflected in Notes Payable to the Consolidate Balance Sheet ended December 31, 2004.





                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

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

The Company's principal subsidiaries and divisions are:
UniversalPost Private Postal Network
UniversalPost International Courier Service
Virtual Bellhop(TM)
Luggage Express(TM)
Universal Express Capital Corp.
Universal Cash Express
Universal Express Properties

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



                 UNIVERSALPOST(TM) - THE PRIVATE POSTAL NETWORK
                 ----------------------------------------------

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

Individual Services and Products

o Flowers/Gift Baskets
o Money Transfer Services
o Corrugated & Packaging
o Customized Rubber Stamps

o Equipment Leasing
o Moving Supplies
o Car Rental
o ATM's
o Business and Office Supplies
o Parcel Insurance
o Credit Card Processing
o Check Processing
o Prepaid Debit Card Load Stations
o Visa - MasterCard
o Discounted Supplies
o Joint Promotions
o Mailing Lists
o Video Tape to DVD Conversion
o Fingerprinting
o International Cell Phone Rental
o Credit Union
o Message On Hold
o Health Care Coverage
o Gift Cards
o Passport & Visa Expediting
o Retail Products
o Cardtronics


On October 14, 2004, the Company announced an agreement with Paymentech for electronic payment processing services.

On November 8, 2004, the Company announced its strategic partnership with PrideRock, a leasing provider of outsourced fingerprint and data management technology.

On November 30, 2004, the Company announced a strategic partnership with The Convex Group to distribute Flexplay limited-play DVD's in member stores.

On January 25, 2005, the Company announced a strategic alliance with Express ATM Northeast, to provide Cardtronics ATMs to member stores.



                UNIVERSALPOST(TM) - INTERNATIONAL COURIER SERVICE
                -------------------------------------------------


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



                     LUGGAGE EXPRESS(TM) AND VIRTUAL BELLHOP
                     ---------------------------------------

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

On January 27, 2005, the Company announced a joint venture with the Cash Express division to offer a Luggage Express Gift Card.

On January 28, 2005, the Company announced Madison & Mulholland, one of the leading VIP gift bag companies would add to its newest A-list products A Luggage Express gift card promotion.



                         UNIVERSAL EXPRESS CAPITAL CORP.
                         -------------------------------

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



                             UNIVERSAL CASH EXPRESS
                             ----------------------

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

On October 25, 2004, the Company announced a partnership with 1-800-TOW-TRUCK Pre-paid Roadside Assistance Cards(TM).

On December 29, 2004, the Company announced the launching of its VISA stored value payroll card program.

On January 13, 2005, the Company announced an agreement with DataWave Services (Canada), a leading point-of-sale activation provider the Company's gift cards to 4,000 Canadian retail locations.

On January 25, 2005, the Company announced the launching of a Universal RX Prescription Discount Card good at over 35,000 chain pharmacies.

                          UNIVERSAL EXPRESS PROPERTIES
                          ----------------------------

The Company announced its real estate division on November 12, 2004. The division will concentrate on commercial property acquisitions, commercial loans and other lending activities, and will seek to be the lead investor in private placements, limited partnerships and other activities with a goal to develop a portfolio sufficient to operate the company as a real estate investment trust
(REIT).



RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2004.
-----------------------------------------------------------


                                                     SIX MONTHS ENDED
                                               2004                  2003
                                               ----                  ----
Revenues
Logistics & International shipping -          226,886              101,963
Transportation / Equipment -                  352,901            1,165,184
Leasing


Cost Of Goods Sold                            571,310            1,205,854
Selling, General and Administration         1,819,494            2,422,804
Depreciation & Amortization                    16,163               15,521


During the six months ended December 31, 2004 operating revenues decreased to $579,787 from $1,267,147. This decrease is due mainly to the pending sale of our Capital leasing division.

Cost of revenues were $571,310 and $1,205,854 respectively.



LIQUIDITY AND CAPITAL RESOURCES - FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
----------------------------------------------------------------------------


The net proceeds from investments in the Company was approximately $1,238,000. Approximately $1,254,925 was used in its operating activities.


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


CONTROLS AND PROCEDURES
-----------------------

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


PART II - OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS
         -----------------

The Company filed a lawsuit in New York against North American Airlines and its principal for $168,000,000, plus punitive damages.

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

Item 2.           CHANGES IN SECURITIES -- NONE
                  ---------------------

Item 3.           DEFAULTS ON SENIOR SECURITIES -- NONE
                  -----------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  --------------------------------------------
                           HOLDERS -
                         NONE

Item 5.           OTHER INFORMATION -- NONE
                  -------------------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K --
                  --------------------------------
                 NONE









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

Dated:   February 18, 2005