Form 10QSB
period 2005-03-31
UNIVERSAL EXPRESS INC/
filed 2005-05-09
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 2005
                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)

            NEVADA                                          11-2781803
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

1230 Avenue of the Americas, Suite 771,
Rockefeller Center, New York,                                 10020
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

                              YES |X|       NO |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2005:

--------------------------------------------------------------------------------
                                   $8,868,443
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
Common Stock                        Outstanding at March 31, 2005
--------------------------------------------------------------------------------
Class "A"                                   1,526,116,223
Class "B"                                     1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   Balance Sheet - March 31, 2005                                             3

   Consolidated Statement of Operations -
   Nine months ended March 31, 2005                                           4

   Consolidated Statement of Cash Flows -
   Nine months ended March 31, 2005                                           5

   Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis                                  7
        of Financial Condition and Plan of
        Operations

Item 3. Controls and Procedures                                              14

PART II - OTHER INFORMATION                                                  14

SIGNATURES                                                                   15

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   MARCH 2005

                                     ASSETS
CURRENT ASSETS:
  Cash and Equivalents                                             $     10,603
  Accounts Receivable, net of reserve of                                 77,087
  Other Current Assets                                                  188,800
                                                                   ------------
      Total Current Assets                                              276,490
                                                                   ------------
PROPERTY AND EQUIPMENT
   Computers and Equipment                                              254,092
      Less Accumulated Depreciation                                    (117,628)
                                                                   ------------
          Net Propert and Equipment                                     136,464
                                                                   ------------
OTHER ASSETS:
  Loan to Officer                                                       761,396
  Related Party Receivables                                             909,600
  Notes Receivable                                                      841,513
  Goodwill                                                              397,107
  Other Assets                                                           14,805
                                                                   ------------
      Total Other Assets                                              2,924,421
                                                                   ------------

                                                                   ------------
                             TOTAL ASSETS                          $  3,337,375
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                 $    656,560
  Accrued Expenses
      Trade                                                             187,455
      Officers' Salary                                                  991,065
      Interest                                                          250,833
  Bank Line of Credit                                                    19,610
  Current Portion of Long-Term Debt                                      14,995
  Notes Payable                                                          58,400
  Convertible Debenture                                                 100,000
                                                                   ------------
      Total Current Liabilities                                       2,278,918
                                                                   ------------
LONG-TERM DEBT
  Long-Term Debt, Net of Current Portion                                119,648
                                                                   ------------
      Total Long-Term Debt                                              119,648
                                                                   ------------
                             TOTAL LIABILITIES                        2,398,566
                                                                   ------------
STOCKHOLDERS' EQUITY
  Common Stock, $.005 par value; Authorized 1,700,000,000 Shares
    1,526,116,223 Shares Issued,1,526,076,223 Shares Outstanding      7,630,581
  Class B Common Stock, $.005 par value; Authorized 3,000,000
    shares 1,280,000 shares issued and outstanding                        6,400
  Additional Paid-in Capital                                         57,335,059
  Stock Rights                                                       10,135,962
  Treasury Stock, at cost, 40,000 shares                                (14,350)
  Deferred Compenstation                                            (14,720,893)
  Shares Issued for Collateral                                       (4,067,899)
  Accumulated  Comprehensive Income (Loss)                             (119,700)
  Accumulated Deficit                                               (55,245,951)
                                                                   ------------
      Total Stockholders' Equity                                        939,209
                                                                   ------------

                                                                   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $  3,337,775
                                                                   ============

                 See notes to consolidated financial statements

UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THREE & NINE MONTHS ENDING MARCH 31, 2005 AND 2004

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         2005             2004            2005            2004
Revenues                                                   136,647       1,222,208         716,434    $  2,526,404
Cost of Goods Sold                                          90,568       1,060,550         661,878       2,266,404
                                                    --------------------------------------------------------------
                GROSS PROFIT                                46,079         161,658          54,556         260,000
                                                    --------------------------------------------------------------
OPERATING EXPENSES
    Selling, General and Administrative                  1,129,148       1,287,089       2,948,642       3,729,338
    Amortization of Deferred Compensation                1,422,802         922,353       3,217,635       2,558,347
    Stock Based Compensation                               103,800          39,500         199,563          96,660
    Depreciation                                             9,192         173,459          25,355         188,980
                                                    --------------------------------------------------------------
                TOTAL OPERATING EXPENSES                 2,664,942       2,422,401       6,391,195       6,573,325
                                                    --------------------------------------------------------------
OPERATING LOSS                                          (2,618,863)     (2,260,743)     (6,336,639)     (6,313,325)

OTHER INCOME (EXPENSE)
    Loss  Recoupment from Discontinued Operations               --              --          63,678              --
    Income from Discontinued Operations                         --         242,348              --         296,631
    Loss on Discontinued Operations                             --         (38,264)             --         (38,264)
    Interest Income                                         11,252          54,009          34,131          77,902
    Interest Expense                                        (7,469)         (9,777)        (46,921)        (25,552)
                                                    --------------------------------------------------------------
                Total  Other Income (Expense)                3,783         248,316          50,888         310,717
                                                    --------------------------------------------------------------
LOSS BEFORE TAXES                                   $   (2,615,080)   $ (2,012,427)   $ (6,285,751)   $ (6,002,608)

    Taxes                                           $           --    $     (2,871)   $         --    $    (72,434)

                                                    --------------------------------------------------------------
NET INCOME (LOSS)                                   $   (2,615,080)   $ (2,015,298)   $ (6,285,751)   $ (6,075,042)

BASIC NET LOSS PER COMMON SHARES                    $        (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                                    ==============================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           1,191,382,909     635,366,794     814,372,487     629,106,352
                                                    ==============================================================

                 See notes to consolidated financial statements.

                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                  FOR THE NINE MONTHS ENDED MARCH 2005 AND 2004

                                                                               2005               2004
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                            $    (6,285,752)   $    (4,817,741)
     Cash Used by Discontinued Operations                                $            --    $       937,370
                                                                         ----------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                    $    (6,285,752)   $    (3,880,371)

     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                           25,355                 --
          Common shares issued for services                                      199,563                 --
          Amortization Of Deferred Compensation                                3,217,635                 --
     Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                             (32,468)                --
          (Increase) decrease in other current assets                            (45,000)                --
          (Increase) decrease in other receivables                                 7,700                 --
          (Increase) decrease in notes receivables                              (331,523)                --
          (Increase) decrease in loan to officer                                  24,199                 --
          (Increase) decrease in other assets                                     (3,250)                --
          Increase (decrease) in accounts payable and accrued expenses          (126,155)                --
          Increase (decrease) in accrued officers salary                          12,750                 --
          Increase (decrease) in accrued interest                                 12,199                 --
                                                                         ----------------------------------
     Net cash provided (used) by operating activities                         (3,324,747)        (3,880,371)
                                                                         ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                       (60,139)           (35,469)
     Proceeds from sale of business                                                   --             50,000
     Acquisition of Goodwill                                                          --           (741,376)
     Acquisition of Cash                                                              --             66,550
     Related Party Receivables                                                    (3,600)                --
                                                                         ----------------------------------
Net Cash provided (used) by investing activities                                 (63,739)          (660,295)
                                                                         ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock for cash                                           575,000            999,600
     Issuance of stock rights for cash                                         2,758,000          4,108,000
     Long term debt payments                                                     (22,431)          (817,965)
     Notes payable payments                                                       (6,000)            (5,600)
     Bank line of credit payments                                                 (5,518)            (7,727)
     Proceeds from Note Payable                                                       --            400,000
                                                                         ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,299,051          4,676,308
                                                                         ----------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  (89,435)           135,642
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        100,038            242,037
                                                                         ----------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                               10,603            377,679
                                                                         ==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid in cash                                                            --                 --
NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock for deferred compensation                        8,418,559          7,265,165
     Issuance of common stock for loan Repayment                                 400,000                 --
     Issuance of common stock for Stock Rights                                    50,000                 --

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

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005 and the results of operations and cash flows for the nine months ended March 31, 2005 have been included.

      The results of operations for the six months ended December 31, 2004, are not necessarily indicative of the results to be expected for the full year ended June 30, 2005.

2.    SEGMENT INFORMATION

      Nine months ended March 31, 2005:

                                  Transportation/
                 Logistics &         Equipment
                International         Leasing         Parent
                   Shipping          Brokerage        (Other)      Consolidated
                -------------     ---------------     -------      ------------
Revenue            $363,477           $352,957        $  --           $716,434
Operating
Income/(Loss)      (570,609)          (367,728)     (5,347,414)     (6,285,751)

Nine months ended March 31, 2004:

                                  Transportation/
                 Logistics &         Equipment
                International         Leasing         Parent
                   Shipping          Brokerage        (Other)      Consolidated
                -------------     ---------------     -------      ------------
Revenue            $204,739         $2,321,665        $  --         $2,526,404
Operating Loss     (438,747)          (314,128)     (5,560,450)     (6,313,325)

      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.    CAPITAL STOCK

      During- the quarter ended March 31, 2005 the Company issued 512,413,333 shares of common stock. Of such shares issued, 424,980,000 shares were issued for deferred services 2,000,000 shares for advisory services, 38,333,333 shares were sold, 33,000,000 shares for loan repayment and 14,100,000 shares for services.

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

Individual Services and Products

o     Flowers/Gift Baskets
o     Corrugated & Packaging
o     Customized Rubber Stamps
o     Equipment Leasing
o     Moving Supplies
o     Car Rental
o     Customized Corrugated
o     Business and Office Supplies
o     Parcel Insurance
o     Credit Card Processing
o     Check Processing
o     Prepaid Debit Card Load Stations
o     Visa - MasterCard
o     Discounted Supplies
o     Joint Promotions
o     Video Tape to DVD Conversion
o     Fingerprinting
o     International Cell Phone Rental
o     Credit Union
o     Message On Hold
o     Consolidated Shipping rates
o     1-800-Tow Truck
o     Bill Payments
o     Discounted Prescriptions Program
o     Gift Cards
o     Passport & Visa Expediting
o     Retail Products
o     Sign Making

On January 25, 2005, the Company announced a strategic alliance with Express ATM Northeast, to provide Cardtronics ATMs to member stores.

On March 3, 2005, the Company announced that it has been named a shipping consolidator for multiple carriers, to receive discounted rates for its various businesses.

On March 16, 2005, the Company announced a partnership with HomeMovie.com to utilize member postal stores as drop off locations for video to DVD conversions.

On March 21, 2005, the Company announced a partnership with Fast Pack.com for shipping and packaging supplies.

On April 12, 2005, the Company announced a partnership with Instant Passport for the expediting of passports, visas and birth certificates.

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

On March 14, 2005, the Company announced that Luggage Express signed a contract to sponsor San Francisco Giants broadcasts.

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

On March 9, 2005, the Company announced a partnership with kiosk software developer Cyphermint for deployment of its PayCash OneStop(R) financial kiosk terminals to UniversalPost's postal stores.

On March 25, 2005, the Company announced a partnership with Trycera Financial for development and delivery of an Association-branded UCE stored value debit card program.

On April 7, 2005, announced the introduction of a touch screen terminal for various pre-paid industry products for the members of the UniversalPost Network.

On April 14, 2005, the Company announced a strategic alliance with Total Identity Corp. to create a worldwide network of eBay drop-off centers.

                          UNIVERSAL EXPRESS PROPERTIES

The Company announced its real estate division on November 12, 2004. The division will concentrate on commercial property acquisitions, commercial loans and other lending activities, and will seek to be the lead investor in private placements, limited partnerships and other activities with a goal to develop a portfolio sufficient to operate the company as a real estate investment trust
(REIT).

On April 1, 2005, the Company announced that its real estate division, USXP Realty Trust, executed a property management revenue sharing agreement for commercial properties with Haig Management.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2005.

                                                            Nine Months Ended
                                                            -----------------
                                                           2005            2004
                                                           ----            ----
Revenues
Logistics & International shipping -                    363,477         204,739
Transportation / Equipment -
Leasing                                                 352,957       2,321,665
Other -

Cost Of Goods Sold                                      661,878       2,266,404
Selling, General and Administration                   6,365,840       6,384,345
Depreciation & Amortization                              25,355         188,980

During the nine months ended March 31, 2005 operating revenues decreased to $716,434 from $2,526,404. This decrease is due mainly to a reduction in leasing arrangements in our Capital leasing division.

Cost of revenues were $661,878 and $2,266,404 respectively.

LIQUIDITY AND CAPITAL RESOURCES - FOR THE NINE MONTHS ENDED MARCH 31, 2005.

The net proceeds from investments in the Company was approximately $3,333,000. Approximately $3,324,747 was used in its operating activities.

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

Item 5.     OTHER INFORMATION -- NONE

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K -- NONE

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

Dated: May 9, 2005