Form 10KSB
period 2005-06-30
UNIVERSAL EXPRESS INC/
filed 2005-09-28
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 2004 TO JUNE 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

State issuer's revenues for the period: $931,009. State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 9, 2005, $4,693,239 (based on 2,040,538,550) shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

The registrant had 2,063,428,723 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 2005 and 1,280,000 shares of Class B Common Stock.

Total number of sequentially numbered pages in this document: (24).

Documents Incorporated by Reference: None.

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

                                     HISTORY

The Company was originally incorporated in the State of Nevada on April 6, 1983.

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies centered on its private postal network, UniversalPost(TM) Private Postal Network.

Its principal businesses include the UniversalPost Private Postal Network, UniversalPost(TM) International Courier Service, Virtual Bellhop(R), Luggage Express(R), Universal Express Capital Corp., Universal Cash Express and Universal Express Properties.

Its association of independent and franchise nationwide postal stores (UniversalPost) continues to evolve into a sophisticated buying service trade association, and market penetration vehicle.

UniversalPost International Courier Service earns revenues from selling discounted rates and services to the postal stores.

Luggage Express(TM) will enable consumers to have their baggage picked up at their home by one of its carriers or a local UniversalPost member store and delivered to the traveler's destination.

Virtual Bellhop(R) is a premier door-to-door luggage transportation service.

Universal Express Capital Corp. is a full service asset based transportation/equipment leasing company. Its Universal Cash Express division provides stored value cards of all types to consumers.

Universal Express Properties concentrates on commercial property acquisitions.

USXP continues to mature as an accepted participant within the shipping and postal store industry.

The web site for the company and its businesses is HTTP://WWW.USXP.COM.

                         THE BUSINESS OF THE CORPORATION

Universal Express, Inc. (USXP) evolved into a conglomerate of supportive companies and divisions centered around its private postal system.

The Company's principal subsidiaries and divisions are:
UniversalPost Private Postal Network
UniversalPost International Courier Service
Universal Express Logistics, Inc.
      Virtual Bellhop(R)
      Luggage Express(R)
Universal Express Capital Corp.
Universal Cash Express
Universal Express Properties

                                   MARKETPLACE

A challenging global economy has grown over the past decade. Internet, catalog and retail sales continue to mandate an inexpensive and responsive outsourced final mile Domestic and International delivery network. That innovative and outsourced final mile network continues to be addressed by Universal Express and it has undergone visionary expansion in the last decade. Strong strategic relationships are currently being established with companies and manufacturers, thus strengthening its long term private postal network, its luggage business and its logistical courier network.

Members of the UniversalPost's private postal network provide the public with a complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers an additional variety of personal business services and merchandise.

Luggage Express has begun to separate passengers from suitcases and offer a safer and more pleasurable travel experience.

These courier companies and private postal centers form a highly fragmented cottage industry. Universal Express believes that since this industry generates over $14 billion in sales and presently consists of more than 30,000 independent operators, there is a market opportunity for the development of an association with the goal of unifying and organizing the independent and franchised postal stores and couriers nationwide. These members are electronically connected to other members via our new website, new sales and products.

Our company believes that an affordable outsourced distribution system is needed to suit consumers' future needs. Universal Express believes it has positioned itself to be a contender in the global economy for the next decade with the development of its outsourced and innovative subsidiaries.

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

Universal Express Logistics, Inc. joins the company's visionary Luggage Express(TM)service offered through the UniversalPost Network and its Internet-based Virtual Bellhop(R) luggage pickup and delivery service to free travelers from the stress of dealing with their luggage as they travel across the country and around the world. Today's target customer is the upscale traveler planning extended stays at destination resorts, but the service is equally appealing to any traveler who prefers not to pay extra airline fees or struggle with heavy and awkward baggage at either end of their trip. When you consider that domestic airline luggage is expected to exceed 3 billion pieces annually, USXP's revenue potential is substantial as acceptance of luggage transportation services reaches critical mass with further branding and advertising.

Universal Express Capital Corp. is a full-service, asset-based transportation and leasing service that provides capital acquisition funding for the business sector. USXP has established strategic alliances with a number of major manufacturing firms in the limousine, livery, small fleet, vehicle rental, delivery truck and van, bus and aircraft industries.

Universal Cash Express, a division of Universal Express Capital, is a leader in the pre-paid PIN based products industry. Cash Express develops products and services for companies wishing to expand their current market penetration into this exciting and growing market segment. Cash Express employs industry experts that are able to advise these companies on which products are desired by this market niche. Cash Express is further able to assist our corporate clients by designing the perfect product for them to accelerate their profit potential.

                UNIVERSALPOST(TM) - THE PRIVATE POSTAL NETWORK(R)

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

                        INDIVIDUAL SERVICES AND PRODUCTS


o Flowers/Gift Baskets
o Corrugated & Packaging
o Customized Rubber Stamps
o Equipment Leasing
o Moving Supplies
o Car Rental
o Customized Corrugated
o Business and Office Supplies
o Parcel Insurance
o Credit Card Processing
o Check Processing
o Prepaid Debit Card Load Stations
o Visa - MasterCard
o Discounted Supplies
o Joint Promotions
o Vide
o Tape to DVD Conversion
o Fingerprinting
o International Cell Phone Rental
o Credit Union
o Message On Hold
.. Consolidated Shipping rates
.. 1-800-Tow Truck
.. Bill Payments
o Discounted Prescriptions Program
o Gift Cards
o Passport & Visa Expediting
o Retail Products
o Sign Making

On May 9, 2005, the Company announced a partnership with MyMailEmail allowing postal stores to quickly e-mail customers when they have mail.

On August 18, 2005, the Company announced an exclusive agreement with Yard Sale

Drop-Off to market its online auction solution to postal stores in order that they can become drop off and shipping centers for YSDO online auctions.

On August 25, 2005, the Company announced an agreement with Q-Check allowing customers of postal stores to accept checks as a secured method of payment over the phone, fax or even by e-mail.

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

                    LUGGAGE EXPRESS(R) AND VIRTUAL BELLHOP(R)

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

With over 1.5 billion suitcases presently being checked by domestic passengers, our companies offer significant benefits to the airlines. Customer satisfaction, easier check-in, a secure alternative to curb-side check-in, less congestion in the departure hall and minimizing departure delays, defines our service. The FAA expects the number of airline passengers to double, making domestic luggage to exceed 3 billion suitcases. Luggage Express and Virtual Bellhop are indeed poised for luggage-free travel.

On August 10, 2005, announced agreement with MARC USA, a national advertising and marketing firm, to impact sales and brand awareness of the Luggage Express.

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

                             UNIVERSAL CASH EXPRESS

Universal Cash Express, a division of Universal Express Capital, is a leader in the pre-paid PIN based products industry. Cash Express develops products and services for companies wishing to expand their current market penetration into this exciting and growing market segment. Cash Express employs industry experts that are able to advise these companies on which products are desired by this market niche. Cash Express is further able to assist our corporate clients by designing the perfect product for them to accelerate their profit potential.

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

                          TRADE MARKS AND SERVICE MARKS

The Company is the owner of tradenames, trademarks and service marks for the names and marks Universal Express(R), USXP(R), Private Postal Network(R), USXP Capital(R), USXP Cash Express(TM), USXP Logistics(TM), UniversalPost(TM), Luggage Express(R), Virtual Bellhop(R), USXP Logistics(TM), USXP Platinum(TM) and USXP Transportation(TM).

                                    EMPLOYEES

As of June 30, 2005, the Company employed 36 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its UniversalPost Network, USXP Capital, Luggage Express and UniversalPost International Delivery expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 2005 and beyond.

                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

USXP's present corporate headquarters is located at 1230 Avenue of the Americas, New York, New York, with administrative offices at 5295 Town Center Road, Boca Raton, Florida. UniversalPost Network has a branch office in Centereach, New York.

                                     ITEM 3

                                LEGAL PROCEEDINGS

The Company filed a lawsuit in New York against North American Airlines and its principal for $168,000,000 plus punitive damages.

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

On March 2, 2004, the Company brought an action against the SEC in federal court in Florida on damages from the "naked shorting" of its shares and other matters. Thereafter, on March 23, 2004 the SEC brought an action in federal court in New York against certain officers of the Company. Both proceedings are pending.

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

                                                 Bid
                                                 ---
      Quarter Ended                 Low                     High
      -------------                 ---                     ----
         9/30/04                  $0.006                   $0.016
        12/31/04                  $0.007                   $0.025
         3/31/05                  $0.005                   $0.018
         6/30/05                  $0.003                   $0.006

As of June 30, 2005, there were over 10,000 holders of record of the Company's Common Stock.

The Transfer Agent and Registrar of the Company's Common Stock is North American Transfer Co.

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

                         LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended June 30, 2005, the Company's financing activities provided $4,287,000 while $4,322,892 was used in its operating and investing activities.

The Company's working capital deficiency for fiscal 2005 was $2,200,428 compared with $3,601,215 in fiscal 2004.

The Company's net loss for fiscal 2005 was $9,985,869 compared with $9,061,293 in fiscal 2004.

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

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Reports................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-4

Consolidated Statements of Stockholders' Equity (Deficiency).................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Universal Express, Inc.

We have audited the accompanying consolidated balance sheet of Universal Express, Inc., (the "Company") as of June 30, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and the results of its operations and its cash flows for the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
September 23, 2005

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    June 30,


                                  ASSETS                                2005
                                                                    ------------
CURRENT ASSETS:
  Cash and Equivalents                                              $     19,140
  Accounts Receivable                                                     68,764
  Other Receivables                                                         --
  Other Current Assets                                                   207,100
                                                                    ------------
      Total Current Assets                                               295,004
                                                                    ------------

PROPERTY AND EQUIPMENT
Computers and Equipment                                                  265,920
   Less Accumulated Depreciation                                        (127,553)
                                                                    ------------
     Net Property and Equipment                                          138,367
                                                                    ------------

OTHER ASSETS:
  Loan to Officer                                                        753,496
  Related Party Receivables                                              906,000
  Notes Receivable                                                       854,513
  Goodwill                                                               397,107
  Other Assets                                                            14,805
                                                                    ------------
      Total Other Assets                                               2,925,921
                                                                    ------------

                                                                    ------------
                               Total Assets                         $  3,359,292
                                                                    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                  $    753,921
  Accrued Expenses
       Trade                                                             233,663
       Officers' Salary                                                  935,057
       Interest                                                          257,875
  Current Portion of Long-Term Debt                                      119,648
  Bank Line of Credit                                                     38,368
  Notes Payable                                                           56,900
  Convertible Debentures                                                 100,000
                                                                    ------------
      Total Current Liabilities                                        2,495,432
                                                                    ------------

Long-Term Debt, Net of Current Portion                                     6,995
                                                                    ------------

                                                                    ------------
                             Total Liabilities                         2,502,427
                                                                    ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.005 par value; Authorized 2,200,000,000 Shares
     2,063,428,723 Shares Issued,2,063,388,723 Shares Outstanding     10,317,144
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                        6,400
   Additional Paid-in Capital                                         56,824,965
   Accumulated  Comprehensive Income (loss)                             (119,700)
   Stock Rights                                                       11,034,962
   Treasury stock, at cost, 40,000 shares                                (14,350)
   Deferred Compenstation                                            (14,326,488)
   Collateral stock                                                   (3,920,000)
   Accumulated Deficit                                               (58,946,068)

                                                                    ------------
      Total Stockholders' Equity                                         856,865
                                                                    ------------

                                                                    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  3,359,292
                                                                    ============


                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                               Year Ended June 30,

                                                             2005               2004
                                                       ---------------    ---------------

   Revenues                                            $       931,009    $     2,775,336
   Cost of Goods Sold                                          914,404          2,507,528
                                                       ---------------    ---------------
                            Gross Profit                        16,605            267,808
                                                       ---------------    ---------------

OPERATING EXPENSES
   Selling, General and Administrative                       3,973,999          4,844,773
   Amortization of Deferred Compensation                     5,732,540          3,465,453
   Stock Based Compensation                                    348,431             96,660
   Depreciation                                                 35,281            197,270
                                                       ---------------    ---------------
                          Total Operating Expenses          10,090,251          8,604,156
                                                       ---------------    ---------------

OPERATING LOSS                                             (10,073,646)        (8,336,348)
                                                       ----------------------------------


   Other Income (Expense)
    Net Loss from Discontinued Operations                         --             (272,673)
    Loss Recoupment                                              9,545
    Income from Sale of Subsisdary                              54,133
   Write off failed acquisition deposit                           --             (500,078)
   Interest Income                                              45,266             89,523
   Interest Expense                                            (21,166)           (41,717)
                                                       ---------------    ---------------
            Total other income (expense)                        87,778           (724,945)
                                                       ---------------    ---------------


                                                       ---------------    ---------------
Net Loss                                               $    (9,985,868)   $    (9,061,293)


Basic net loss per common share                        $         (0.01)   $         (0.01)
                                                       ===============    ===============

Weighted average number of common shares outstanding     1,185,567,376        624,964,652
                                                       ===============    ===============

                     Universal Express Inc, and Subsidiaries
                      Consolidated Statements of Cash Flows
                               Year Ended June 30


                                                                                  2005            2004
                                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Loss                                                            (9,985,868)   $ (9,061,293)
           Adjustments to reconcile net loss to net cash
                used by operating activities:
                            Depreciation and amortization                          35,281         197,270
                            Amortization Of Deferred Compensation               5,732,540       3,465,453
                            Common shares issued for services                     348,431          96,660
                            Forgiveness of officer loan                            77,345          80,640
                            Officer salary accrued                                   --           250,000
                            Net loss from discontinued operations                    --           272,673
                            Write off acquisition deposit                            --           500,078
                            Bad debt expense                                         --            19,340
        Changes in operating assets and liabilities:
                            (Increase) decrease in accounts receivable            (24,144)        (28,929)
                            (Increase) decrease in other current assets           (63,300)       (100,968)
                            (Increase) decrease in other receivables                7,700            --
                            (Increase) decrease in notes receivables             (344,523)       (509,990)
                            (Increase) decrease in loan to officers               (45,247)        (47,175)
                            (Increase) decrease in other assets                    (3,250)          3,601
                            Increase (decrease) in accounts payable
                                and accrued expenses                               17,280         209,115
                            Increase (decrease) in accrued officers salary        (43,258)        (98,241)
                            Increase (decrease) in accrued interest                19,241          39,259

                                                                             ----------------------------
        Net cash provided (used) by operating activities:                      (4,271,772)     (4,712,507)
                                                                             ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition payments and deposits                                            --          (780,000)
        Credit Card Line of Ctedit                                                 20,315
        Loan to employee                                                             --            (2,500)
        Purchase of property and equipment                                        (71,435)        (29,515)
                                                                             ----------------------------
Net cash provided (used) by investing activities                                  (51,120)       (812,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank line of credit payments                                              (7,075)         (9,913)
         Notes payable payments                                                    (7,500)         (6,000)
         Long Term Debt payments                                                  (30,431)        (34,164)
        Issuance of common stock for cash                                         630,000         999,600
        Issuance of stock rights for cash                                       3,657,000       4,433,000
                                                                             ----------------------------

Net cash provided by financing activities                                    $  4,241,994    $  5,382,523
                                                                             ----------------------------

Net increase (decrease) in cash and equivalents                                   (80,898)       (141,999)
CASH - BandNequivalents, beginning of period                                      100,038         242,037

                                                                             ----------------------------
CASH - EandOequivalents, end of period                                       $     19,140    $    100,038
                                                                             ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid in cash                                                $      1,925    $      2,458
                                                                             ============================

Non-Cash Financing Activities:
        Issuance of common stock for deferred compensation                     10,539,059       8,005,123
        Issuance of common stock for loan Repayment                               400,000            --
        Issuance of common stock for Conversion of Stock Rights                    50,000         190,000

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                        COMMON STOCK                      CLASS B STOCK               PAID IN
                                              # OF SHARES       $ AMOUNT          # OF SHARES      $ AMOUNT           CAPITAL
                                              ------------------------------------------------------------------------------------
BALANCE JUNE 30, 2003                         491,248,233    $    2,456,241         1,280,000   $        6,400    $   39,496,481

Sale of Common Stock                           20,400,000           102,000                                              897,600

Common Shares Issued for Deferred Serv        148,942,918           744,715                                            7,261,008

Amortization of Deferred  Services

Common Shares Issued for Services               1,579,000             7,895                                               88,765

Common Shares Issued for
  Conversion of Loans and Interest                   --                --

Common Shares Issued for Warrants                  95,819               479                                                9,435

Common Shares Issued for Accrued
  Officers Salary                                    --

Common Shares Issued for  Collateral           40,000,000           200,000                                            3,720,000

Common Shares Issue for Stock Rights           16,000,000            80,000                                              110,000

Cash Received for Stock Rights

Common Shares Issued for Notes Payable               --                --

Unrealized Loss on Marketable Securities             --


Net Loss


                                            ------------------------------------------------------------------------------------
BALANCE JUNE 30, 2004                         718,265,970         3,591,330         1,280,000            6,400        51,583,289
                                            ------------------------------------------------------------------------------------


Sale of Common Stock                           44,666,667           223,333                                              406,667

Common Shares Issued for Deferred Serv      1,234,241,921         6,171,210                                            4,367,849

Amortization of Deferred  Services

Common Shares Issued for Services              31,587,500           157,938                                              190,493

Common Shares Issued for
  Repayment of Loans                           33,000,000           165,000                                              235,000

Common Shares Issued for Warrants                                      --

Common Shares Issued for Accrued
  Officers Salary

Common Shares Issue for Stock Rights            1,666,666             8,333                                               41,667

Cash Received for Stock Rights

Common Shares Issued for Notes Payable                                 --

Unrealized Loss on Marketable Securities


Net Loss

                                            ------------------------------------------------------------------------------------
Balance  Qtr ending 06/30/05                1,345,162,754         6,725,814              --               --           5,241,676
                                            ====================================================================================

          Balance 06/30/05                  2,063,428,724        10,317,143         1,280,000            6,400        56,824,965




















                                                  TREASURY STOCK                             OTHER
                                             STOCK     # OF                  ACCUM'TED   COMPREHENSIVE    DEFERRED
                                             RIGHTS    SHARES     AMNT         DEFICIT      INCOME       SERVICES       TOTALS
                                         ------------------------------------------------------------------------------------------

BALANCE JUNE 30, 2003                    $ 3,184,962   40,000   $(14,350)  $(39,898,907)   $(119,700)   $ (4,979,699)   $   131,429

Sale of Common Stock                                                                                                        999,600

Common Shares Issued for Deferred Serv                                                                    (8,005,723)            (0)

Amortization of Deferred  Services                                                                         3,465,453      3,465,453

Common Shares Issued for Services                                                                                            96,660

Common Shares Issued for
  Conversion of Loans and Interest                                                                                              --

Common Shares Issued for Warrants                                                                                             9,914

Common Shares Issued for Accrued
  Officers Salary                                                                                                               --

Common Shares Issued for  Collateral

Common Shares Issue for Stock Rights                                                                        (190,000)           --

Cash Received for Stock Rights             4,433,000                                                                      4,433,000

Common Shares Issued for Notes Payable                                                                                          --

Unrealized Loss on Marketable Securities                                                                                        --


Net Loss                                                                     (9,061,293)                                 (9,061,293)

                                          -----------------------------------------------------------------------------------------
BALANCE JUNE 30, 2004                      7,427,962   40,000    (14,350)   (48,960,200)    (119,700)     (9,519,969)        74,763
                                          -----------------------------------------------------------------------------------------

Sale of Common Stock                                                                                                        630,000

Common Shares Issued for Deferred Serv                                                                   (10,539,059)            (0)

Amortization of Deferred  Services                                                                         5,732,540      5,732,540

Common Shares Issued for Services                                                                                           348,431

Common Shares Issued for
  Repayment of Loans                                                                                                        400,000

Common Shares Issued for Warrants                                                                                               --

Common Shares Issued for Accrued
  Officers Salary                                                                                                               --

Common Shares Issue for Stock Rights         (50,000)                                                                             0

Cash Received for Stock Rights             3,657,000                                                                      3,657,000

Common Shares Issued for Notes Payable                                                                                          --

Unrealized Loss on Marketable Securities                                                                                        --


Net Loss                                                                     (9,985,868)                                 (9,985,868)

                                          -----------------------------------------------------------------------------------------
Balance  Qtr ending 06/30/05               3,607,000     --         --       (9,985,868)          --      (4,806,519)       782,103
                                          =========================================================================================
          Balance 06/30/05                11,034,962   40,000    (14,350)   (58,946,068)    (119,700)    (14,326,488)       856,865

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

            Universal Express Capital Corp. was a full service asset based transportation/equipment leasing brokerage company.

            Virtual Bellhop, Inc. and Luggage Express are door to door luggage transportation services with established unique strategic relationships with well known travel service providers and distribution partners.

            On January 2, 2001, USXP sold its 51% interest in SkyWorld International Couriers, Inc. ("SkyNet") in exchange for $400,000, a non-exclusive license to sublicense the SkyNet name in connection with an international courier service in the United States, and delivery service credits of $700,000 provided that USXP shall not use more than $50,000 in credits in any one month, unless authorized by SkyNet. Through June 30, 2005, the Company has used $20,177 of the aforementioned credits.

            On May 11, 2001 USXP sold all of the assets of its subsidiary Downtown Theater Ticket Agency, Inc. ("DTTA") for $50,000 and a promissory note of approximately $392,000 payable over approximately 33 years. The present value of this note using a 9% discount rate is $119,402. Due to the uncertainty of collectability and the non-recourse nature of this long-term note the Company has recorded a reserve of $111,702, resulting in an unreserved other receivable of $7,700, representing approximately 1 year of payments. The Company did not receive any payments on this note after July 2001, and filed a lawsuit to collect. This suit was settled after June 30, 2004, and the Company received an initial payment under the settlement of $60,000, and another $55,000 to be paid $1,833 per month for 30 months. As of June 30, 2005, the Company has received $ 61,833 of this amount.

            In addition, USXP owns several other subsidiaries with little or no activity and seeks new acquisitions which will complement the PBC Network.

            Hereinafter, all of the aforementioned companies are collectively referred to as the "Company".

      Going concern

            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses from operations of $9,985,900 and $9,061,300 for the years ended June 30, 2005 and 2004, respectively, and had a working capital deficiency of $2,200,400 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and is continually evaluating the Company's operations, however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Advertising Costs

            Advertising costs are charged to operations when incurred. Advertising expense was $394,658 and $131,802 for the years ended June 30, 2005 and 2004, respectively.

      Goodwill

            Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their net assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. At June 30, 2005, the Company believes that there has been no impairment of goodwill.

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

            Stock Based Compensation, continued

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

      Impairment of Long-Lived Assets

            The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2005, the Company believes that there has been no impairment of its long-lived assets.

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

            As such, the Company has two major segments for the year ended June 30, 2005: Logistics and International Shipping, Transportation/Equipment Leasing Brokerage and Parent (other). Logistics and International Shipping includes Virtual Bellhop, LLC, Luggage Express, Worldpost, and Private Postal Center Network.com.

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

NOTE 3 - LOAN TO OFFICER

      Prior to the enactment of the Sarbanes-Oxley act, the Company's Chief Executive Officer, in accordance with the such officer' employment contract was entitled to secure loans from the Company in an amount not to exceed $950,000. The board agreed to forgive 10% per year (2.5% quarterly) of the outstanding balance of the Company loans to such officer, commencing January 2, 2001. These loans bear interest at the applicable federal rate, which approximated 6% during the year ended June 30, 2004. As of June 30, 2005 the amount owed under such loan is $753,496.

NOTE 4 - RELATED PARTY RECEIVABLES

      As of June 30, 2005, the Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company. The repayment terms of such advances have not yet been determined.

NOTE 5 - MARKETABLE INVESTMENT SECURITIES

      Cost and fair value of the Company's investment in available for sale equity securities as of June 30, 2005 are as follows:

            AMORTIZED COSTS         GROSS UNRELATED LOSS          FAIR VALUE
            ---------------         --------------------          ----------
              $  120,000                $  (119,700)                $   300

NOTE 6 -PROPERTY AND EQUIPMENT

      Property and equipment at June 30, 2005 consists of the following:

            Leasehold improvements                                      $ 47,028
            Office equipment                                             103,620
            Furniture and fixtures                                       115,272
                                                                        --------
                                                                         265,920
            Less accumulated depreciation and amortization               127,553
                                                                        --------
                                                                        $138,367
                                                                        ========

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OTHER CURRENT ASSETS

      Other current assets as of June 30, 2005 consist of the following:

            Prepaid legal fees                                          $171,000
            Employee advance                                              24,100
            Deposit                                                       12,000
                                                                        --------
                                                                        $207,100
                                                                        ========

NOTE 8 - NOTES PAYABLE

      Notes payable at June 30, 2005 consist of the following:

      Note payable, due upon demand, bearing interest at
         rate of 18% per annum                                          $ 25,000
      Notes payable, due upon demand, bearing interest at a
         rate of 18% per annum                                            31,900
                                                                        --------
                                                                        $ 56,900
                                                                        ========

NOTE 9 - BANK LINE OF CREDIT

      The Company has a line of credit under which the bank has agreed to make loans up to $70,000 at 1.75% above the prime interest rate. At June 30, 2005, the outstanding balance on the line of credit was $36,368.

NOTE 10 - LONG-TERM DEBT

      Long-term debt at June 30, 2005, is comprised of the following:

            Installment note arising from settlement
            agreement due in monthly installments of $1,185
            including interest through December 2004. This
            note bears interest at 12.5% (in default)                   $ 11,646

            Promissory note to bank payable in equal monthly
            installments of $2,167 plus interest through
            October 2006. The note bears interest at the
            rate of 2% over the then prevailing prime rate.
            The note is secured by substantially all the
            Company's assets.                                             32,999

            Loans payable to former owners of Virtual
            Bellhop, LLC, payable in monthly installments of
            $3,333 plus interest at 4% through May 2005 (in
            default)                                                      81,998
                                                                        --------

                  Total                                                  126,643
            Less current maturities                                      119,648
                                                                        --------
            Long-Term Debt, Net of Current Maturities                   $  6,995
                                                                        ========

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG-TERM DEBT, Continued

      Total maturities of long-term debt are as follows:

            Year ended June 30,
                  2006                                                  $119,648
                  2007                                                     6,995
                  2008                                                         0
                  2009                                                         0
                                                                        --------
                                                                        $126,643
                                                                        ========

NOTE 11 - CONVERTIBLE DEBENTURE

      The Company issued a $100,000 convertible debenture in 1997. Such debenture is still outstanding and bears interest at 18% per annum. Any payment or conversion of this debenture is disputed by the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain office space and equipment under operating lease agreements with unrelated parties. The base rent under these agreements aggregates approximately $21,934 per month. The related leases expire between July 2004 and 2007.

      The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating operating leases that have remaining non-cancelable lease terms in excess of one year as of June 30, 2005.

            Year ended June 30,
                    2006                                                 314,320
                    2007                                                 263,208
                                                                        --------
                                                                        $577,528
                                                                        ========

      Rent expense charged to operations was $306,438 and $227,882 for the years ended June 30, 2005 and 2004, respectively.

      The leases also contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expenses as well as renewal options.

      The employment agreement with the Company's Chief Executive Officer provides for an annual base salary of $600,000 per annum. As of June 30, 2005 the Company has accrued $935,057 of salary due to such officer.

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

NOTE 13 - INCOME TAXES

      At June 30, 2005 the Company had approximately $59,000,000 of net operating loss carry forwards expiring beginning in 2009 through 2025. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization, occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitations.

      Deferred tax assets in the amount of approximately $23,600,000 (resulting from the benefit of the aforementioned net operating losses), have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

      Significant components of the deferred tax assets as of June 30, 2005 were from net operating losses. The deferred tax assets have been presented in the Company's financial statements as follows:

       Total deferred tax assets                                   $ 23,600,000
       Less: valuation allowance                                    (23,600,000)
                                                                   ------------
       Net deferred tax assets                                     $          0
                                                                   ============

      The increase in the valuation allowance of $4,000,000 during the year ended 2005 was due to the additional allowance provided for the 2005 net operating loss.

      The provision for income taxes differ from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

                                                              JUNE 30,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
            Benefit computed at the statutory rate   $ 4,000,000    $ 4,873,000
            Losses for which no benefit recognized    (4,000,000)    (4,873,000)
                                                     -----------    -----------
                  Benefit recorded                   $         0    $         0
                                                     ===========    ===========

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

      During the year ended June 30, 2005, the Company issued 110,920,833 shares of common stock. Of such shares issued, 31,587,500 shares were issued in exchange for advisory services rendered, 1,666,666 shares were issued to investors for stock rights, 44,666,667 shares were issued in exchange for cash and 33,000,000 shares were issued in payment of loans outstanding.

      During the year ended June 30, 2005, advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 1,234,241,921 common shares. The common shares were valued at their approximate fair market value on the dates of issuance and are being amortized over their respective contract periods.

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

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION Year ended June 30, 2005:

                                  Transportation/
                    Logistics &      Equipment
                   International      Leasing        Parent
                     Shipping        Brokerage       (Other)       Consolidated
                   ------------    ------------    ------------    ------------
  REVENUE          $    575,652    $    355,357    $         --    $    931,009

  OPERATING LOSS   $   (796,434)   $   (531,501)   $ (8,745,711)   $(10,073,646)

YEAR ENDED JUNE 30, 2004:

                                TRANSPORTATION/
                   LOGISTICS &     EQUIPMENT
                  INTERNATIONAL     LEASING        PARENT
                    SHIPPING       BROKERAGE       (OTHER)     CONSOLIDATED
                   -----------    -----------    -----------   ------------
  REVENUE          $   287,706    $ 2,487,630    $         0    $ 2,775,336

  OPERATING LOSS   $  (782,208)   $  (498,519)   $(7,054,930)   $(8,335,657)

      Assets of the segment groups are not relevant for management of the businesses, nor for disclosure.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

NOTE 19 - NEW ACCOUNTING PRONOUNCEMENTS

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - NEW ACCOUNTING PRONOUNCEMENTS, continued

      effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

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

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this

                             UNIVERSAL EXPRESS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - NEW ACCOUNTING PRONOUNCEMENTS, Continued

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

NOTE 20 - DISCONTINUED OPERATIONS

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

NAME                               AGE                POSITION
----                               ---                --------
Richard A. Altomare                 57             Chairman and CEO

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

                           SUMMARY COMPENSATION TABLE

                                                                Long-Term
                              Annual Compensation          Compensation Awards
                              ------------------------------------------------

      (a)                   (b)       (c)       (d)         (e)           (f)

 NAME & PRINCIPAL         FISCAL    ANNUAL    ANNUAL    OTHER ANNUAL     # of
     POSITION              YEAR     SALARY     BONUS    COMPENSATION    OPTIONS
     --------              ----     ------     -----    ------------    -------

Richard A. Altomare        2001    300,000      $0          $0             0
Chairman & CEO             2002    300,000      $0          $0             0
                           2003    300,000      $0          $0             0
                           2004    500,000      $0          $0             0
                           2005    600,000      $0          $0             0

      During the Company's reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $600,000. For fiscal year ended June 30, 2005, Mr. Altomare received $560,962 in cash compensation under his employment agreement. Mr. Altomare's accrued salary as of June 30, 2005 is $935,057.

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

     AGGREGATED OPTION EXERCISES IN CURRENT PERIOD AND FY-END OPTION VALUES

--------------------------------------------------------------------------------
         (a)               (b)          (c)           (d)               (e)

                                                                     value of
                                                                   unexercised
                                               # of unexercised    in-the-money
                                                   options at       options at
                         Shares        Value        FY-end(#)        FY-end($)
                      acquired on    Realized     Exercisable/     Exercisable/
        Name          Exercise (#)      ($)      Unexercisable    Unexercisable
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

C. EMPLOYMENT CONTRACTS AND RELATED MATTERS

The Company has an employment contract with Mr. Altomare that was approved by the Reorganization Court as part of the Company's Reorganization Plan, which currently provides an annual base salary of $600,000. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare's employment is terminated at any time within nine months following a "change of control event", as defined therein and generally described below, (i) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a "change of control event" shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

The board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $753,496 as of June 30, 2005.

                                     ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 2005 more than five percent of the Class A Common Stock of the Company. This information is based on 2,063,428,723 shares of Class A Common Stock issued and outstanding as of June 30, 2005. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF             % OF
  BENEFICIAL OWNER           BENEFICIAL OWNERSHIP          COMMON STOCK
-----------------------------------------------------------------------
       None

B. SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 2005. This information is based on 2,063,428,723 shares of Class A Common Stock issued and outstanding as of June 30, 2005. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF             % OF
  BENEFICIAL OWNER           BENEFICIAL OWNERSHIP          COMMON STOCK
-----------------------------------------------------------------------
Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486           22,990,173 shares               1.2%

                                     ITEM 12

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard A. Altomare, the Company's Chairman and Chief Executive Officer, served from 1991 until May 11, 1994 as advisor and reorganization consultant to the Company and the Reorganization Court during the Company's Reorganization case. The Reorganization Court and the Company appointed Mr. Altomare as Chairman and President through a long-term employment agreement, approved by the Reorganization Court as part of the Company's Reorganization Plan, a position he has continually occupied thereafter.

During the Company's reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $600,000. For fiscal year ended June 30, 2005, Mr. Altomare received $560,962 in cash compensation under his employment agreement. Mr. Altomare's accrued salary as of June 30, 2005 is $935,057.

Mr. Altomare's outstanding loan balance under his employment agreement as of June 30, 2005 is $753,496.

As of June 30, 2005, The Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company.

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

(B) REPORTS ON FORM 8-K -

      None

                                     ITEM 14
                     Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, 2005 - Durland & Company, CPA's, P.A. of Palm Beach, Florida and 2004 - Durland & Company, CPA's, P. A. of Palm Beach, Florida/Rosenberg, Rich, Baker, Berman & Company of New Jersey:

                                  Year ended         Year ended
                                    June 30,          June 30,
                                      2005              2004

1.   Audit fees                     $71,000           $104,145
2.   Audit-related fees                  --                 --
3.   Tax fees                            --                 --
4.   All other fees                      --                 --
                                    -------           --------
   Totals                           $71,000           $104,145
                                    -------           --------

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement, the Board obtained from it's independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the years ended June 30, 2005 and 2004 with management and its independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2005, for filing with the Securities and Exchange Commission.

The Company's principal accountant for the year ended June 30, 2005, and for the year ended June 30, 2004, Durland & Company, CPA's P.A., did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                                 UNIVERSAL EXPRESS, INC.


Date: September 28, 2005                         /s/ Richard A. Altomare
                                                 -----------------------
                                                 Richard A. Altomare, President
                                                 and Chairman of the Board