Form 10QSB
period 2005-09-30
UNIVERSAL EXPRESS INC/
filed 2005-11-21
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 2005
                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                         11-2781803
----------------------------                 -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                            Number)

1230 AVENUE OF THE AMERICAS, SUITE 771, ROCKEFELLER CENTER,
--------------------------------------------------------------
NEW YORK,                                          10020
--------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2005:

--------------------------------------------------------------------------------
                                   $4,182,310
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock  Outstanding at September 30, 2005
--------------------------------------------------------------------------------
Class "A"    3,240,151,723
Class "B"        1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                          PAGE
                                                                         NUMBER



PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

 Balance Sheet - September 30, 2005                                         3


 Consolidated Statement of Operations -
 Three months ended September 30, 2005                                      4

 Consolidated Statement of Cash Flows -
 Three months ended September 30, 2005                                      5

 Notes to Consolidated Financial Statements                                 6


Item 2. Management's Discussion and Analysis                                7
   of Financial Condition and Plan of
   Operations

Item 3. Controls and Procedures                                            13


PART II - OTHER INFORMATION                                                14


SIGNATURES                                                                 15


                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005


                                   ASSETS                               2005
                                                                    ------------
CURRENT ASSETS:
  Cash and Equivalents                                              $      4,034
  Accounts Receivable                                                     51,899
  Other Current Assets                                                   205,220
                                                                    ------------
      Total Current Assets                                               261,153
                                                                    ------------

PROPERTY AND EQUIPMENT
Computers and Equipment                                                  265,920
   Less Accumulated Depreciation                                        (138,056)
                                                                    ------------
     Net Property and Equipment                                          127,864
                                                                    ------------

OTHER ASSETS:
  Loan to Officer                                                        745,679
  Related Party Receivables                                              906,000
  Notes Receivable                                                       849,513
  Goodwill                                                               397,107
  Other Assets                                                            14,805
                                                                    ------------
      Total Other Assets                                               2,913,104
                                                                    ------------

                                                                    ------------
                                Total Assets                        $  3,302,121
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                  $    878,454
  Accrued Expenses
       Trade                                                             195,459
       Officers' Salary                                                  930,843
       Interest                                                          264,850
  Current Portion of Long-Term Debt                                      119,648
  Bank Line of Credit                                                     60,008
  Notes Payable                                                           55,400
  Convertible Debentures                                                 100,000
                                                                    ------------
      Total Current Liabilities                                        2,604,662
                                                                    ------------

Long-Term Debt, Net of Current Portion                                     1,995
                                                                    ------------

                                                                    ------------
                              Total Liabilities                        2,606,657
                                                                    ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.005 par value; Authorized 3,950,000,000 Shares
     3,240,151,723 Shares Issued,3,240,111,723 Shares Outstanding     16,200,759
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                        6,400
   Additional Paid-in Capital                                         53,028,750
   Accumulated  Comprehensive Income (loss)                             (119,700)
   Stock Rights                                                       11,736,962
   Treasury stock, at cost, 40,000 shares                                (14,350)
   Deferred Compenstation                                            (13,982,509)
   Collateral stock                                                   (3,920,000)
   Accumulated Deficit                                               (62,240,848)

                                                                    ------------
      Total Stockholders' Equity                                         695,464
                                                                    ------------

                                                                    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  3,302,121
                                                                    ============



                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              FOR THREE MONTHS ENDING SEPTEMBER 30, 2005 AND 2004,



                                                            2005               2004
                                                       ---------------    ---------------

   Revenues                                            $       219,172    $       448,292
   Cost of Goods Sold                                          167,523            408,609
                                                       ---------------    ---------------
                            Gross Profit                        51,649             39,683
                                                       ---------------    ---------------

OPERATING EXPENSES
   Selling, General and Administrative                       1,006,820            932,795
   Amortization of Deferred Compensation                     2,148,279            856,476
   Stock Based Compensation                                    183,100             88,000
   Depreciation                                                 10,503              7,941
                                                       ---------------    ---------------
                          Total Operating Expenses           3,348,702          1,885,212
                                                       ---------------    ---------------

OPERATING LOSS                                              (3,297,053)        (1,845,529)
                                                       ----------------------------------


   Other Income (Expense)
    Loss Recoupment                                               --               63,678
   Interest Income                                              11,020             11,509
   Interest Expense                                             (8,747)           (19,836)
                                                       ---------------    ---------------
            Total other income (expense)                         2,273             55,351
                                                       ---------------    ---------------


                                                       ---------------    ---------------
Net Loss                                               $    (3,294,780)   $    (1,790,178)


Basic net loss per common share                        $         (0.00)   $         (0.00)
                                                       ===============    ===============

Weighted average number of common shares outstanding     2,193,973,899        786,633,206
                                                       ===============    ===============




                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOT THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                                             2005           2004
                                                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                                           (3,294,780)   $(1,790,178)
       Adjustments to reconcile net loss to net cash used by operating activities:
                          Depreciation and amortization                                       10,503          7,941
                          Amortization Of Deferred Compensation                            2,148,279        856,476
                          Common shares issued for services                                  224,100         88,000
                          Forgiveness of officer loan                                         18,837         19,640
    Changes in operating assets and liabilities:
                          (Increase) decrease in accounts receivable                          16,865         32,287
                          (Increase) decrease in other current assets                          1,880         (5,000)
                          (Increase) decrease in other receivables                              --            7,700
                          (Increase) decrease in notes receivables                             5,000        285,782
                          (Increase) decrease in loan to officers                            (11,020)       (11,489)
                          (Increase) decrease in other assets                                   --             --
                          Increase (decrease) in accounts payable and accrued expenses        86,328         44,500
                          Increase (decrease) in accrued officers salary                      (4,214)       (56,513)
                          Increase (decrease) in accrued interest                              6,975         19,312

                                                                                         --------------------------
    Net cash provided (used) by operating activities:                                       (791,247)      (501,542)
                                                                                         --------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
         Credit Card Line of Ctedit                                                           29,067           --
         Purchase of property and equipment                                                     --          (11,147)
                                                                                         --------------------------
Net cash provided (used) by investing activities                                              29,067        (11,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Bank line of credit payments                                                        (7,426)        (1,996)
          Notes payable payments                                                              (1,500)        (1,500)
          Long Term Debt payments                                                             (5,000)        (8,335)
         Issuance of common stock for cash                                                      --
         Issuance of stock rights for cash                                                   761,000        450,000
                                                                                         --------------------------

Net cash provided by financing activities                                                $   747,074    $   438,169
                                                                                         --------------------------

Net increase (decrease) in cash and equivalents                                              (15,106)       (74,520)
CASH - and equivalents, beginning of period                                                   19,140        100,038

                                                                                         --------------------------
CASH - and equivalents, end of period                                                    $     4,034    $    25,518
                                                                                         ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid in cash                                                           $     2,070    $      --
                                                                                         ==========================

Non-Cash Financing Activities:
         Issuance of common stock for deferred compensation                                1,804,300      1,331,500
         Issuance of common stock for Conversion of Stock Rights                              59,000




                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES

 Notes To Financial Statements
   (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2005.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2005 and the results of operations and cash flows for the three months ended September 30, 2005 have been included.

     The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year ended June 30, 2006.

2.  SEGMENT INFORMATION

     Three months ended September 30, 2005:

                                 TRANSPORTATION/
                 LOGISTICS &       EQUIPMENT
                INTERNATIONAL       LEASING       PARENT
                  SHIPPING        BROKERAGE       (OTHER)     CONSOLIDATED
                  --------        ---------       -------     ------------

Revenue         $   219,165     $         7    $      --      $   219,172
Operating          (359,331)         (3,237)    (2,932,212)    (3,294,780)
Income/(Loss)

Three months ended September 30, 2004:

                                 TRANSPORTATION/
                 LOGISTICS &       EQUIPMENT
                INTERNATIONAL       LEASING       PARENT
                  SHIPPING        BROKERAGE       (OTHER)   CONSOLIDATED
                  --------        ---------       -------   ------------

Revenue        $   104,395    $   343,725    $       172    $   448,292
Operating          (94,424)      (120,577)    (1,575,177)    (1,790.178)
Loss

      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.  CAPITAL STOCK

     During- the quarter ended September 30, 2005 the Company issued 1,176,723,000 shares of common stock. Of such shares issued, 1,063,000,000 shares were issued for deferred services, 108,723,000 for advisory services and 5,000,000 for stock rights.




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

USXP's business strategy is far more than the sum of today's parts. The company's three highly synergistic divisions position the company to create an entirely new industry paradigm by offering the private postal industry and consumer's value-added services and products, logistical services, equipment leasing and cost-effective delivery of goods and services worldwide.

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

On August 22, 2005, the Company announced that Luggage Express was placing an order for 10,000 gift cards for its services, after a successful test previously of 5,000 cards.

On August 31, 2005 and September 27, 2005, the Company announced that its Information Technology Department is in the final stages of the development of a customer management system called Handles-05(TM) that integrates Luggage Express, Virtual Bellhop and the postal and courier associations.

On October 20, 2005, The Company announced Luggage Express' innovative revenue program for the selling of Luggage Express Associate Program (LEAP) territories with a minimum 1,000,000 population to investors and business entrepreneurs.

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

On August 11, 2005, the Company announced that its subsidiary USXP Realty Trust has pending purchase offers on initial commercial properties.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005.


    THREE MONTHS ENDED
                                                          2005            2004
                                                          ----            ----
Revenues
Logistics & International shipping -                     219,165         104,395
Transportation / Equipment -                                   7         343,725
Leasing                                                     --               172
Other -

Cost Of Goods Sold                                       167,523         408,609
Selling, General and Administration                    3,338,199       1,877,271
Depreciation & Amortization                               10,503           7,941


During the three months ended September 30, 2005 operating revenues decreased to $219,172 from $448,292. This decrease is due mainly to a reduction in leasing arrangements in our Capital leasing division.

Cost of revenues were $167,523 and $408,609 respectively.



LIQUIDITY AND CAPITAL RESOURCES - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005.


The net proceeds from investments in the Company was approximately $761,000. Approximately $791,247 was used in its operating activities.


Until the UniversalPost Network, Virtual Bellhop, Luggage Express, USXP Capital and UniversalPost International Delivery and the Company's other businesses, are fully developed, the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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

On October 5, 2005, the Company sued Capitalliance Financial Services LLC, Union Commercial LLC and others for $269 Million for fraud, false documents and misrepresentation.

The Company is involved in several lawsuits with vendors, suppliers, and professionals. These claims are disputed by the Company. The Company believes these matters will not have a material adverse effect on the Company's financial position.


Item 2. CHANGES IN SECURITIES -- NONE
        ---------------------

Item 3. DEFAULTS ON SENIOR SECURITIES -- NONE
        -----------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE
        ---------------------------------------------------

Item 5. OTHER INFORMATION -- NONE
        ------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K -- NONE
        ---------------------------------

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-QSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                              UNIVERSAL EXPRESS, INC.


Date:  November 21, 2005                      /S/ RICHARD A. ALTOMARE
                                              -----------------------
                                              Richard A. Altomare, President
                                              and Chairman of the Board