Form 10QSB
period 2005-12-31
UNIVERSAL EXPRESS INC/
filed 2006-02-14
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED December 31, 2005
                         Commission File Number 0-18094

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2005:

--------------------------------------------------------------------------------
                                   $2,973,105
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
Common Stock            Outstanding at December 31, 2005
--------------------------------------------------------------------------------
Class "A"                         5,969,199,343
Class "B"                             1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance Sheet - December 31, 2005                                          3

  Consolidated Statement of Operations -
  Six months ended December 31, 2005                                         4

  Consolidated Statement of Cash Flows -
  Six months ended December 31, 2005                                         5

  Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis                                 7
        of Financial Condition and Plan of
        Operations

Item 3. Controls and Procedures                                             14

PART II - OTHER INFORMATION                                                 14

SIGNATURES                                                                  15

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS                            2005
                                                                       ----
CURRENT ASSETS:
  Cash and Equivalents                                             $        647
  Accounts Receivable, net of reserve of                                 96,348
  Other Current Assets                                                  205,948
                                                                   ------------
      Total Current Assets                                              302,943
                                                                   ------------

PROPERTY AND EQUIPMENT
  Computers and Equipment                                               238,152
      Less Accumulated Depreciation                                    (117,964)
                                                                   ------------
          Net Propert and Equipment                                     120,188
                                                                   ------------

OTHER ASSETS:
  Loan to Officer                                                       737,942
  Related Party Receivables                                             906,000
  Notes Receivable                                                      849,513
  Goodwill                                                              397,107
  Other Assets                                                           14,805
                                                                   ------------
      Total Other Assets                                              2,905,367
                                                                   ------------

                                                                   ------------
                        TOTAL ASSETS                               $  3,328,498
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts Payable                                                 $    941,293
  Accrued Expenses
      Trade                                                             159,068
      Officers' Salary                                                  905,084
      Interest                                                          271,825
  Bank Line of Credit                                                    58,431
  Current Portion of Long-Term Debt                                     114,143
  Notes Payable                                                         185,400
  Convertible Debenture                                                 100,000
                                                                   ------------
      Total Current Liabilities                                       2,735,244
                                                                   ------------

LONG-TERM DEBT
  Long-Term Debt, Net of Current Portion                                     --
                                                                   ------------
      Total Long-Term Debt                                                   --
                                                                   ------------
                        TOTAL LIABILITIES                             2,735,244
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, $.005 par value; Authorized 7,950,000,000 Shares
    5,969,199,343 Shares Issued,5,969,159,343 Shares Outstanding     29,845,997
  Class B Common Stock, $.005 par value; Authorized 3,000,000
    shares 1,280,000 shares issued and outstanding                        6,400
  Additional Paid-in Capital                                         41,402,412
  Stock Rights                                                       12,143,962
  Treasury Stock, at cost, 40,000 shares                                (14,350)
  Deferred Compenstation                                            (11,490,105)
  Accumulated  Comprehensive Income (Loss)                             (119,700)
  Collateral StockDeferred Compenstation                             (3,920,000)
  Accumulated Deficit                                               (67,261,362)

                                                                   ------------
      Total Stockholders' Equity (Deficiency)                           593,254
                                                                   ------------

                                                                   ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $  3,328,498
                                                                   ============

                 See notes to consolidated financial statements

UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THREE & SIX MONTHS ENDING DECEMBER 31, 2005 AND 2004

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        2005               2004               2005               2004
                                                        ----               ----               ----               ----
Revenues                                                  281,861            131,495            501,033    $       579,787
Cost of Goods Sold                                        227,167            162,701            394,690            571,310
                                                  ------------------------------------------------------------------------
            GROSS PROFIT                                   54,694            (31,206)           106,343              8,477
                                                  ------------------------------------------------------------------------

OPERATING EXPENSES
  Selling, General and Administrative                     976,560            886,699          1,983,380          1,819,494
  Amortization of Deferred Compensation                 3,949,454            938,357          6,097,733          1,794,833
  Stock Based Compensation                                141,350              7,763            324,450             95,763
  Depreciation                                              9,197              8,222             19,700             16,163
                                                  ------------------------------------------------------------------------
            TOTAL OPERATING EXPENSES                    5,076,561          1,841,041          8,425,263          3,726,253
                                                  ------------------------------------------------------------------------

OPERATING LOSS                                         (5,021,867)        (1,872,247)        (8,318,920)        (3,717,776)

OTHER INCOME (EXPENSE)
  Loss Recoupment from Discontinued Operations                 --                 --                                63,678
  Income from Discontinued Operations                          --                 --                 --
  Interest Income                                          10,907             11,370             21,927             22,879
  Interest Expense                                         (9,554)           (19,616)           (18,301)           (39,452)
                                                  ------------------------------------------------------------------------
            Total Other Income (Expense)                    1,353             (8,246)             3,626             47,105
                                                  ------------------------------------------------------------------------
LOSS BEFORE TAXES                                 $    (5,020,514)   $    (1,880,493)   $    (8,315,294)   $    (3,670,671)

  Taxes                                           $            --    $            --    $            --    $            --

                                                  ------------------------------------------------------------------------
NET INCOME (LOSS)                                 $    (5,020,514)   $    (1,880,493)   $    (8,315,294)   $    (3,670,671)

  BASIC NET LOSS PER COMMON SHARES                $         (0.00)   $         (0.00)   $         (0.00)   $         (0.01)
                                                  ========================================================================

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        2,000,859,028        921,904,058      2,764,413,278        807,513,873
                                                  ========================================================================

                 See notes to consolidated financial statements.

                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                 FOR THE SIX MONTHS ENDED DECEMBER 2005 AND 2004

                                                                            2005               2004
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                          $(8,315,294.00)    $(3,670,672.00)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                                          19,700             16,163
        Common shares issued for services                                     324,450             95,763
        Amortization Of Deferred Compensation                               6,097,733          1,794,833
        Forgiveness of Officer Loan                                            37,479
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                            (27,584)            32,485
        (Increase) decrease in other current assets                             1,152            (30,000)
        (Increase) decrease in other receivables                                   --              7,700
        (Increase) decrease in notes receivables                                5,000            285,782
        (Increase) decrease in loan to officer                                (21,925)            16,217
        (Increase) decrease in other assets                                        --             (3,250)
        Increase (decrease) in accounts payable an accrued expenses           112,776              7,901
        Increase (decrease) in accrued officers salary                        (29,973)           153,596
        Increase (decrease) in accrued interest                                13,950             38,557
                                                                       ---------------------------------
     Net cash provided (used) by operating activities                      (1,782,536)        (1,254,925)
                                                                       ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                     (1,520)           (42,145)
     Loan From Officer                                                        130,000
     Credit Card Line of Credit                                                29,067                 --
                                                                       ---------------------------------
Net Cash provided (used) by investing activities                              157,547            (42,145)
                                                                       ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock for cash                                        421,500                 --
     Issuance of stock rights for cash                                      1,208,000          1,238,000
     Long term debt payments                                                  (12,500)           (15,505)
     Notes payable payments                                                    (1,500)            (3,000)
     Bank line of credit payments                                              (9,004)            (3,828)
                                                                       ---------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,606,496          1,215,667
                                                                       ---------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (18,493)           (81,403)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      19,140            100,038
                                                                       ---------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                               647             18,635
                                                                       =================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid in cash                                                      4,351                 --
NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock for deferred compensation                     3,261,350          4,546,541
     Issuance of common stock for conversion of stock rights                   99,000

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

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2005 and the results of operations and cash flows for the six months ended December 31, 2005 have been included.

      The results of operations for the six months ended December 31, 2005, are not necessarily indicative of the results to be expected for the full year ended June 30, 2006.

2.    Segment Information

      Six months ended December 31, 2005:

                                  Transportation/
                   Logistics &       Equipment
                  International       Leasing        Parent
                     Shipping        Brokerage       (Other)       Consolidated
                  -------------   ---------------    -------       ------------
Revenue             $ 501,033        $      --     $        --      $   501,033

Operating
Income/(Loss)        (491,106)          (3,345)     (7,820,843)      (8,315,294)

      Six months ended December 31, 2004:

                                  Transportation/
                   Logistics &       Equipment
                  International       Leasing        Parent
                     Shipping        Brokerage       (Other)       Consolidated
                  -------------   ---------------    -------       ------------
Revenue             $ 226,886        $ 352,901     $         0      $   579,787

Operating
Loss                 (293,440)        (300,123)     (3,077,108)      (3,670,671)

      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.    Capital Stock

      During the quarter ended December 31, 2005 the Company issued 2,729,047,620 shares of common stock. Of such shares issued, 43,000,000 were sold, 2,482,000,000 shares were issued for deferred services, 183,000,000 for advisory services, and 21,047,620 for stock rights.

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

The Company's principal subsidiaries and divisions are: UniversalPost Private Postal Network UniversalPost International Courier Service Universal Express Logistics, Inc.
         Virtual Bellhop(TM)
         Luggage Express(TM)
         LEAP (Luggage Express Associate Program division)
MadPackers, Inc.
Universal Express Capital Corp.
Universal Cash Express
Universal Express Properties

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

In just the past few years, USXP has identified more than 9,000 private postal centers in a network called UniversalPost that produces growing revenue streams for both its members and USXP. USXP offers its UniversalPost Network members discounted services from some of the country's largest vendors, as well as innovative new luggage services that resonate in the world's present security-conscious travel climate.

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

The Company is also affiliated with The Coalition for luggage Security. The Coalition is made of companies and individuals with the mission of creating safer air travel by separating luggage from passengers. The Founder and President of the Coalition is Richard Altomare, who is also the CEO and Chairman of the Company. Currently, his white paper entitled, "More Safety, Less Hassle for American Travelers: A Private Sector Solution" has been circulated in Congress. You can read more about the Coalition and this white paper at www.luggagesecuritycoalition.com.

              UniversalPost(TM) Network- The Private Postal Network

UniversalPost Network, a private postal network, is an association formed to create a very much needed partnership between previously unconnected shipping and packaging store owners. This concept has been accomplished many times before in American industries, most notably by FTD's maturation of the independent florists across America and Interflora's unification and development of florists in Europe. UniversalPost Network provides independent store-owners with a variety of cost effective services and products to help increase their profitability, while they are still able to maintain their local or franchised identities.

Individual Services and Products

o Flowers/Gift Baskets
o Corrugated & Packaging
o Equipment Leasing
o Moving Supplies
o Customized Corrugated
o Parcel Insurance
o Credit Card Processing
o Check Processing
o Visa - MasterCard
o Discounted Supplies
o Joint Promotions
o Fingerprinting
o Credit Union
o Consolidated Shipping rates
o Van Leasing

            UniversalPost(TM) Network- International Courier Service

UniversalPost Network, the International Courier Service, is an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. UniversalPost Network provides global delivery and services to international firms. This network currently delivers over 650,000 packages per month and is part of the world's largest independently owned courier network. It is the 5th largest express courier network in the world behind the integrated United States express carriers such as FedEx, UPS and DHL.

Unlike the major integrators who operate their own aircraft and thus offer rigid pick up and delivery schedule, UniversalPost Network members offer flexible, customized International services to meet a client's specific distribution needs. Instead of operating our own costly fleet, UniversalPost Network offers express International air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time-sensitive documents, parcels, freight and mail.

According to industry estimates, private postal stores alone ship $600,000,000 annually in International packages and without UniversalPost Network are totally dependent upon their suppliers' shipping. The obvious synergy between UniversalPost, the International Courier Service and UniversalPost Network, the private postal network, enhances our unusual position in the shipping service industry.

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

On October 20, 2005, The Company announced Luggage Express' innovative revenue program for the selling of Luggage Express Associate Program (LEAP) territories to investors and business entrepreneurs.

On November 2, 2005, the Company announced the development of a logistic subsidiary MadPackers, Inc. for the futuristic form of shipping personal items for college and university students.

On December 2, 2005, the Company announced a new website for Luggage Express at www.travellighter.com.

On February 10, 2006, the Company announced the engagement of Francorp, Inc. the premier franchising organization to guide and assist the Company in the franchising program for its L.E.A.P. (Luggage Express Associate Program) division.

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

Results of Operations - Six Months ended December 31, 2005.

                                                Six Months Ended
                                                ----------------
                                                2005            2004
                                                ----            ----
Revenues
Logistics & International shipping -         501,033         226,886
Transportation / Equipment -                      --         352,901
Leasing                                           --              --
Other -

Cost Of Goods Sold                           394,690         571,310
Selling, General and Administration        1,983,380       1,819,494
Depreciation & Amortization                   19,700          16,163

During the six months ended December 31, 2005 operating revenues decreased to $501,033 from $579,787. This decrease is due mainly to a reduction in leasing arrangements in our Capital leasing division.

Cost of revenues were $394,690 and $571,310 respectively.

Liquidity and Capital Resources - for the six months Ended December 31, 2005.

The net proceeds from investments in the Company was approximately $1,208,000. Approximately $1,782,536 was used in its operating activities.

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

On January 3, 2006, the Company announced the filing of a $160 Million lawsuit against Coach Industries Group (CIGI), its subsidiary Corporate Development Services and others for fraud and breach of contract.

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

                                               UNIVERSAL EXPRESS, INC.


Date:  February 14, 2006                       /s/ Richard A. Altomare
                                               -----------------------
                                               Richard A. Altomare, President
                                               and Chairman of the Board