Form 10QSB
period 2006-03-31
UNIVERSAL EXPRESS INC/
filed 2006-05-05
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 2006
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2006:

--------------------------------------------------------------------------------
                                  $111,738,167
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock             Outstanding at March 31, 2006
--------------------------------------------------------------------------------
Class "A"                                                     8,239,031,843
Class "B"                                                       1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

 Balance Sheet - March 31, 2006                                             3


Consolidated Statement of Operations -
Nine months ended March 31, 2006                                            4

Consolidated Statement of Cash Flows -
Nine months ended March 31, 2006                                            5

Notes to Consolidated Financial Statements                                  6


Item 2. Management's Discussion and Analysis                                7
         of Financial Condition and Plan of
         Operations

Item 3. Controls and Procedures                                            13


PART II - OTHER INFORMATION                                                14


SIGNATURES                                                                 15



                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   March 2006


                                   ASSETS 2006
CURRENT ASSETS:
  Cash and Equivalents                                               $  1,299,823
  Accounts Receivable, net of reserve of                                   63,590
  Other Current Assets                                                    527,501
                                                                     ------------
      Total Current Assets                                              1,890,914
                                                                     ------------

PROPERTY AND EQUIPMENT
   Computers and Equipment                                                238,152
       Less Accumulated Depreciation                                     (127,483)
                                                                     ------------
          Net Propert and Equipment                                       110,669
                                                                     ------------

OTHER ASSETS:
  Loan to Officer                                                         730,286
  Related Party Receivables                                               906,000
  Notes Receivable                                                        849,513
  Goodwill                                                                397,107
  Other Assets                                                             13,805
                                                                     ------------
      Total Other Assets                                                2,896,711
                                                                     ------------

                                                                     ------------
                                    Total Assets                     $  4,898,294
                                                                     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts Payable                                                   $    836,517
  Accrued Expenses
      Trade                                                               199,352
      Officers' Salary                                                    771,987
      Interest                                                            278,665
  Bank Line of Credit                                                      14,130
  Current Portion of Long-Term Debt                                        92,497
  Notes Payable                                                            52,400
  Convertible Debenture                                                   100,000
                                                                     ------------
      Total Current Liabilities                                         2,345,548
                                                                     ------------

LONG-TERM DEBT
  Long-Term Debt, Net of Current Portion                                       --
                                                                     ------------
      Total Long-Term Debt                                                     --
                                                                     ------------
                                 Total Liabilities                      2,345,548
                                                                     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, $.005 par value; Authorized 9,950,000,000 Shares
     8,239,031,843 Shares Issued,8,238,991,743 Shares Outstanding      41,195,160
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                         6,400
   Additional Paid-in Capital                                          37,862,356
   Stock Rights                                                        15,257,462
   Treasury Stock, at cost, 40,000 shares                                 (14,350)
   Deferred Compenstation                                             (15,875,347)
   Accumulated  Comprehensive Income (Loss)                              (119,700)
   Collateral StockDeferred Compenstation                              (3,920,000)
   Accumulated Deficit                                                (71,839,235)

                                                                     ------------
      Total Stockholders' Equity (Deficiency)                           2,552,746
                                                                     ------------

                                                                     ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  4,898,294
                                                                     ============

                   See notes to consolidated financial statements


UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THREE & NINE MONTHS ENDING MARCH 31, 2006 AND 2005


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            2006             2005               2006             2005
                                                            ----             ----               ----             ----

   Revenues                                         $       306,911    $       136,647    $       807,944    $       716,434
   Cost of Goods Sold                                       225,573             90,568            620,263            661,878
                                                    ------------------------------------------------------------------------
            Gross Profit                                     81,338             46,079            187,681             54,556
                                                    ------------------------------------------------------------------------

    OPERATING EXPENSES
     Selling, General and Administrative                  1,632,927          1,129,148          3,616,307          2,948,642
     Amortization of Deferred Compensation                2,460,238          1,422,802          8,557,971          3,217,635
     Stock Based Compensation                               555,126            103,800            879,576            199,563
     Depreciation                                             9,518              9,292             29,218             25,355
                                                    ------------------------------------------------------------------------
            Total Operating Expenses                      4,657,809          2,665,042         13,083,072          6,391,195
                                                    ------------------------------------------------------------------------

   Operating Loss                                        (4,576,471)        (2,618,963)       (12,895,391)        (6,336,639)

  OTHER INCOME (EXPENSE)
    Loss  Recoupment from Discontinued Operations                --                 --               --               63,678
    Investment Income - Gain (Loss)                           1,991                 --              1,991                 --
    Interest Income                                          10,854             11,252             32,781             34,131
    Interest Expense                                        (14,246)            (7,469)           (32,547)           (46,921)
                                                    ------------------------------------------------------------------------
            Total  Other Income (Expense)                    (1,401)             3,783              2,225             50,888
                                                    ------------------------------------------------------------------------
Loss Before Taxes                                   $    (4,577,872)   $    (2,615,180)   $   (12,893,166)   $    (6,285,751)

    Taxes                                           $            --    $            --    $            --    $            --

                                                    ------------------------------------------------------------------------
Net Income (Loss)                                   $    (4,577,872)   $    (2,615,180)   $   (12,893,166)   $    (6,285,751)


 BASIC NET LOSS PER COMMON SHARES                   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.01)
                                                    ========================================================================

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          1,633,672,972      1,191,382,909      4,130,564,405        814,372,487
                                                    ========================================================================

                 See notes to consolidated financial statements.





                     Universal Express Inc, and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                  For the Nine Months Ended March 2006 and 2005


                                                                              2006            2005
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                        $(12,893,166)   $ (6,285,752)
        Adjustments to reconcile net loss to net cash
         used by operating activities:
          Depreciation and amortization                                       29,218          25,355
          Common shares issued for services                                  879,576         199,563
          Amortization Of Deferred Compensation                            8,557,971       3,217,635
          Issuance of stock for Bonus                                         98,500
     Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                           5,174         (32,468)
          (Increase) decrease in other current assets                       (320,401)        (45,000)
          (Increase) decrease in other receivables                                --           7,700
          (Increase) decrease in notes receivables                             5,000        (331,523)
          (Increase) decrease in loan to officer                              23,210          24,199
          (Increase) decrease in other assets                                  1,000          (3,250)
          Increase (decrease) in accounts payable an accrued expenses         48,285        (126,155)
          Increase (decrease) in accrued officers salary                    (163,070)         12,750
          Increase (decrease) in accrued interest                             20,790          12,199

                                                                        ----------------------------
     Net cash provided (used) by operating activities                     (3,707,913)     (3,324,747)
                                                                        ----------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                    (1,520)        (60,139)
     Related Party Receivables                                                    --          (3,600)
Net Cash provided (used) by investing activities                              (1,520)        (63,739)
                                                                        ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock for cash                                       691,500         575,000
     Issuance of stock rights for cash                                     4,361,500       2,758,000
     Long term debt payments                                                 (34,146)        (22,431)
     Notes payable payments                                                   (4,500)         (6,000)
     Bank line of credit payments                                             (3,922)         (5,518)
     Credit Card Line of Credit payment                                      (20,316)             --

                                                                        ----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  4,990,116       3,299,051
                                                                        ----------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            1,280,683         (89,435)
CASH and Equivalents, beginning of period                                     19,140         100,038

                                                                        ----------------------------
CASH and Equivalents, end of period                                        1,299,823          10,603
                                                                        ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid in cash                                                     6,984              --
Non-Cash Financing Activities:
     Issuance of common stock for deferred compensation                   10,106,830       8,418,559
     Issuance of common stock for conversion of stock rights                 139,000          50,000
     Issuance of common stock for loan Repayment                                  --         400,000




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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006 and the results of operations and cash flows for the nine months ended March 31, 2006 have been included.

     The results of operations for the nine months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year ended June 30, 2006.

2.    SEGMENT INFORMATION

     Nine months ended March 31, 2006:

                                   TRANSPORTATION/
                        LOGISTICS &  EQUIPMENT
                      INTERNATIONAL  LEASING           PARENT
                        SHIPPING    BROKERAGE         (OTHER)       CONSOLIDATED
                        --------    ---------         -------       ------------

Revenue             $    807,944    $      0       $         --    $    807,944
Operating
Income/(Loss)         (1,437,428)         --        (11,455,738)    (12,893,166)

    Nine months ended March 31, 2005:

                                  TRANSPORTATION/
                      LOGISTICS &    EQUIPMENT
                     INTERNATIONAL    LEASING          PARENT
                       SHIPPING      BROKERAGE        (OTHER)      CONSOLIDATED
                       --------      ---------        -------      ------------

Revenue             $   363,477     $   352,957     $         0     $   716,434
Operating              (570,609)       (367,728)     (5,347,414)     (6,285,751)
Loss

Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.       CAPITAL STOCK

         During the quarter ended March 31, 2006 the Company issued 2,269,832,500 shares of common stock. Of such shares issued, 27,000,000 were sold, 2,029,400,000 shares were issued for deferred services, 206,970,000 for advisory services, 4,000,000 for stock rights and 2,462,500 for bonuses.



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

The Company's principal subsidiaries and divisions are: UniversalPost Private Postal Network/Postal Nation UniversalPost International Courier Service Universal Express Logistics, Inc.
         Virtual Bellhop(TM)
         Luggage Express(TM)
         LEAP (Luggage Express Associate Program division)
MadPackers, Inc.
Universal Express Capital Corp.
Universal Cash Express
Universal Express Properties


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

On March 14, 2006, The Company announced its new division, PostalNation, a Web Site and primary search engine for all postal store members, vendors and consumers for product and service needs offered through UniversalPost.

On April 25, 2006,the Company announced that its divisions Universal Post and PostalNation had agreed with QuikDrop International to offer its technology and hardware for eBay marketing for customers of postal store members throughout the United States.

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

On March 10, 2006, the Company announced the completion of the final phase of its customer management system for its various businesses, HANDLES-06.

On March 14, 2006, the Company's college delivery service, MadPackers, announced its participation at the invitation of numerous Fortune 500 Companies to present its programs directly at College Spring Break 2006.

On April 13, 2006, the Company announced that MadPackers, its college shipping and logistics division, had launched its promotional tour of universities.

On April 25, 2006, Madpackers announced a signed agreement with Florida Atlantic University.

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

On February 27, 2006, the Company announced the signing of a letter of intent to purchase a South Florida based fuel and wholesale jobber, which servicing 144 gas stations and directly owns 46 of them.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2006.


                                                          NINE MONTHS ENDED
                                                          -----------------
                                                          2006            2005
                                                          ----            ----
Revenues                                                809,935          363,477
Logistics & International shipping -
Transportation / Equipment Leasing                           --          352,957
Other -

Cost Of Goods Sold                                      620,263          661,878
Selling, General and Administration                  13,053,854        6,365,840
Depreciation & Amortization                              29,218           25,355


During the nine months ended March 31, 2006 operating revenues increased to $809,935 from $716,434. This increase is due mainly to increased volume in Logistics & Courier Services.

Cost of revenues were $620,263 and $661,878 respectively.


LIQUIDITY AND CAPITAL RESOURCES - FOR THE NINE MONTHS ENDED MARCH 31, 2006.


The net proceeds from investments in the Company was approximately $5,053,000. Approximately $3,707,913 was used in its operating activities.

Until the UniversalPost Network, Postal Nation, Virtual Bellhop, Luggage Express, MadPackers, USXP Capital, UniversalPost International Delivery, Universal Express Properties and the Company's other businesses, are fully developed, the Company will continue to rely on equity and debt raised to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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


                                                  UNIVERSAL EXPRESS, INC.


Date:  May 5, 2006                                /S/ RICHARD A. ALTOMARE
                                                  -----------------------
                                                  Richard A. Altomare, President
                                                  and Chairman of the Board