Form 10KSB
period 2006-06-30
UNIVERSAL EXPRESS INC/
filed 2006-09-28
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-KSB

                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    PERIOD FROM JULY 1, 2005 TO JUNE 30, 2006

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.           Yes X             No
                  -------           -------


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the period: $1,073,486. State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 23, 2006, $89,794,717 (based on 12,647,143,170) shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock.


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes X      No
                                                 -----     -----


The registrant had 12,670,133,343 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 2006 and 1,280,000 shares of Class B Common Stock.


Total number of sequentially numbered pages in this document:  (26).


Documents Incorporated by Reference: None.

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

                                     HISTORY

The Company was originally incorporated in the State of Nevada on April 6, 1983.

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies centered on its private postal network, UniversalPost(TM) Private Postal Network/Postal Nation.

Its principal businesses include the UniversalPost Private Postal Network/Postal Nation, UniversalPost(TM) International Courier Service, Virtual Bellhop(R), Luggage Express(R), MadPackers, Universal Express Capital Corp., Universal Cash Express and Universal Express Properties.

Its association of independent and franchise nationwide postal stores (UniversalPost/Postal Nation) continues to evolve into a sophisticated buying service trade association, and market penetration vehicle.

UniversalPost International Courier Service earns revenues from selling discounted rates and services to the postal stores.

Luggage Express(TM) will enable consumers to have their baggage picked up at their home by one of its carriers or a local UniversalPost member store and delivered to the traveler's destination.

Virtual Bellhop(R) is a premier door-to-door luggage transportation service.

MadPackers is a logistics subsidiary for the futuristic form of shipping personal items for college and university students.

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

The Company's principal subsidiaries and divisions are: UniversalPost Private Postal Network/Postal Nation UniversalPost International Courier Service Universal Express Logistics, Inc.
         Virtual Bellhop(R)
         Luggage Express(R)
         LEAP (Luggage Express Associate Program(TM))
MadPackers(TM), Inc.
Universal Express Capital Corp.
Universal Cash Express
Universal Express Properties

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

MadPackers(TM) is a service oriented company that is assisting the college world by moving students and their belongings into their rooms ahead of time; creating a fluid move in process on the first days of school for students, parents and administrations across the country through a "door to dorm(TM)" shipping service. MadPackers takes students' belongings from their home and sends them directly to their college residences. They also take students' belongings back home after the semester has ended. They store students' belongings during winter, summer, and study abroad breaks, as well as ship to study abroad and spring break destinations. MadPackers provides students, parents, and administrations an innovative solution to the move in process on and off campuses across the country.

Universal Express Capital Corp. is a full-service, asset based transportation and leasing service that provides capital acquisition funding for the business sector. USXP has established strategic alliances with a number of major manufacturing firms in the limousine, livery, small fleet, vehicle rental, delivery truck and van, bus and aircraft industries.

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


       UNIVERSALPOST(TM) NETWORK- THE PRIVATE POSTAL NETWORK/POSTAL NATION

UniversalPost Network/Postal Nation, a private postal network, is an association formed to create a very much needed partnership between previously unconnected shipping and packaging store owners. This concept has been accomplished many times before in American industries, most notably by FTD's maturation of the independent florists across America and Interflora's unification and development of florists in Europe. UniversalPost Network provides independent store-owners with a variety of cost effective services and products to help increase their profitability, while they are still able to maintain their local or franchised identities.

                        INDIVIDUAL SERVICES AND PRODUCTS

o Flowers/Gift Baskets
o Corrugated & Packaging
o Moving Supplies
o Customized Corrugated
o Parcel Insurance
o E-Bay Power Selling Franchises
o Certified/Registered E-mail's
o Personalized Postage
o Discounted Supplies

o Joint Promotions
o Fingerprinting
o Credit Union
o Consolidated Shipping rates
o Supplemental Health Insurance
o Print Certified Mail
o On-line Purchasing
o Van Sales
o Visa Debit Card

PostalNation, a Web Site and primary search engine for all postal store members, vendors and consumers for product and service needs offered through UniversalPost.

On April 25, 2006, the Company announced that its divisions Universal Post and PostalNation had agreed with QuikDrop International to offer its technology and hardware for eBay marketing for customers of postal store members throughout the United States.

On May 12, 2006, the Company announced a pilot program for a number of UniversalPost Network/Postal Nation members for the use of R-Post's registered e-mail secured program.

On August 23, 2006, the Company announced a UniversalPost Network/Postal Nation program with Enterprise Rent-A-Car.


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


                   LUGGAGE EXPRESS(TM) AND VIRTUAL BELLHOP(R)

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

The Company' Luggage Express is developing an innovative revenue program for the selling of Luggage Express Associate Program (LEAP) territories to investors and business entrepreneurs. The development of this program is in its final stages. The Company has been working with Francorp, Inc. the premier franchising organization to guide and assist the Company in the franchising program for its L.E.A.P. (Luggage Express Associate Program) division.

On April 13, 2006, the Company announced that MadPackers, its college shipping and logistics division, had launched its promotional tour of universities.

On April 25, 2006, the Company announced that Madpackers signed an agreement with Florida Atlantic University.

On May 16, 2006, the Company announced that Luggage Express had strategically aligned itself with Preferred Boutique, the newest brand within the Preferred Hotel Group.

On May 17, 2006, the Company announced that Luggage Express had entered into a partnership with The Association of Corporate Travel Executives, an association that provides global and regional leadership of the business travel industry.

On June 21, 2006, the Company announced the signing of a contract to purchase Global Trucking Services, a provider of luggage delivery services and trucking services for major airlines serving the Miami, Florida market.

On July 18, 2006, the Company announced the implementation of the new website for Madpackers (WWW.MADPACKERS.COM).


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

On July 18, 2006, the Company announced the signing of an agreement to purchase Jacksonville Oil Company, a North Florida oil and gas retailer.

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

                          TRADE MARKS AND SERVICE MARKS

The Company is the owner of tradenames, trademarks and service marks for the names and marks Universal Express(R), USXP(R), Private Postal Network(R), USXP Capital(R), USXP Cash Express(TM), USXP Logistics(TM), UniversalPost(TM), Luggage Express(R), Virtual Bellhop(R), MadPackers(TM), USXP Logistics(TM), USXP PostalNation(TM) Platinum(TM) and USXP Transportation(TM).

                                    EMPLOYEES

As of June 30, 2006, the Company employed 37 individuals. The Company has not experienced any work stoppages and considers its relations with its employees to be excellent. To facilitate its UniversalPost Network, USXP Capital, Luggage Express, MadPackers and UniversalPost International Delivery expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 2006 and beyond.


                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

USXP's present corporate headquarters is located at 1230 Avenue of the Americas, New York, New York, with operating and administrative offices at 5295 Town Center Road, Boca Raton, Florida.

                                     ITEM 3

                                LEGAL PROCEEDINGS

The Company filed a lawsuit for $168 Million in 2003 against North American Airlines and its President Mr. McKinnon in New York Supreme Court, Queens County, New York, for breach of contract and fraud, plus punitive damages. This suit was predicated upon Mr. McKinnon's actions following the signing of a contract for Universal to purchase this charter airline, the breach of that contract in various ways by Mr. McKinnon and Mr. McKinnon's attempts to frustrate the accomplishment of the proposed acquisition. This case is pending.

In 2005, the Company filed a lawsuit for $269 Million against Capitalliance Financial Services and individuals and firms associated with Capitalliance in New York Supreme Court, New York County. This suit was predicated upon a series of failed transactions proposed to our Company, which were grounded on fraud, misrepresentation and a series of forged instruments and documents. This case is pending.

In 2006, the Company brought an action in New York Supreme Court, County of Albany, for $160 Million against Coach Industries Group and related companies. This suit is predicated on fraud and breach of contract, with respect to the violation of a "right of first refusal" our Company had to purchase a courier management company, Corporate Development Services (formerly, SubContracting Concepts, Inc.). This case is pending.

On March 2, 2004, the Company brought suit against the SEC in Federal Court in Florida seeking damages from "naked shorting" of its shares and other matters. Thereafter, on March 23, 2004, the SEC brought an action in federal court in New York against certain officers of the Company. These matters are pending. The Company and its President have been leading opponents of the growing "naked shorting" scandal for ten years and has joined with many other public companies in focusing on this national problem in press releases and public forums. It is significant that the Company has received very substantial jury verdicts and judgments concerning this problem, as indicated below.

On July 26, 2001, a jury in the Circuit Court of the Eleventh Circuit, Dade County, Florida awarded the Company a damage verdict after trial, of $87,622,000 compensatory damages, $275,000,000 punitive damages and $26,286,000 pre-judgment interest, or a total judgment entered of $389 Million, against Select Capital and various stock manipulators and "naked shorters." This judgment continues to grow with post-judgment interest. On August 23, 2003, another jury in the Circuit Court, Dade County, Florida, after trial, awarded another verdict to the Company in the total amount of $137 Million, against South Beach Financial and related stock manipulators and "naked shorters". Judgment was entered in favor of the Company upon this verdict. This judgment continues to grow with post-judgment interest. These judgments were non-appealable. Collection efforts on behalf of the Company with respect to these judgments are ongoing and the Company believes that the judgments are substantially collectable.

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


                                                     BID
           QUARTER ENDED               LOW                    HIGH
           -------------               ---                    ----
            9/30/05                  $0.0006                 $0.003
            12/31/05                 $0.0003                 $0.001
            3/31/06                  $0.0004                 $0.037
            6/30/06                  $0.004                  $0.014


As of June 30, 2006, there were over 15,000 holders of record of the Company's Common Stock.

The Transfer Agent and Registrar of the Company's Common Stock is Continental Stock Transfer & Trust Company.

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


                                    OVERVIEW:

Management is continually concentrating on raising new capital to further develop the UniversalPostNetwork/Postal Nation, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions.

Management views this year as a period of growth based upon its decision to concentrate on core business development through the UniversalPost Network/Postal Nation, Virtual Bellhop(R), Luggage Express(TM), MadPackers(TM), UniversalPost International Delivery and USXP Capital(TM).

                         LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended June 30, 2006, the Company's financing activities provided $8,686,856 while $6,532,973 was used in its operating and investing activities.

The Company's working capital equity for fiscal 2006 was $1,312,543 compared with a deficiency of $2,200,428 in fiscal 2005.

The Company's net loss for fiscal 2006 was $18,899,026 compared with $9,985,868 in fiscal 2005. The net loss for fiscal 2006 was greatly increased due mainly to $12,434,041 of amortized deferred compensation, and the net loss for fiscal 2005 was largely increased due to mainly to $5,732,540 of amortized deferred compensation.

Until the UniversalPost Network/Postal Nation, Virtual Bellhop, Luggage Express, MadPackers, USXP Capital and UniversalPost International Delivery are fully developed, the Company will continue to rely on equity and debt raises to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company's future business operations will require additional capital.

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

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Reports................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-4

Consolidated Statements of Cash Flows........................................F-5

Consolidated Statements of Stockholders' Equity (Deficiency).................F-6

Notes to Consolidated Financial Statements...................................F-7

POLLARD-KELLEY AUDITING SERVICES, INC...........................................
Auditing Services             3250 West Market St, Suite 307, Fairlawn, OH 44333
                                                                    330-864-2265



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors & Stockholders
Universal Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Universal Express, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the one year in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has generated losses to date. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2006, and the results of its operations and it cash flows for the one year in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
------------------------------------------
Fairlawn, Ohio
September 22, 2006



                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    June 30,


                                   ASSETS                                2006
                                                                    ------------
CURRENT ASSETS:
  Cash and Equivalents                                              $  2,102,459
  Accounts Receivable                                                     78,266
  Other Receivables                                                         --
  Other Current Assets                                                   730,856
                                                                    ------------
      Total Current Assets                                             2,911,581
                                                                    ------------

PROPERTY AND EQUIPMENT
Computers and Equipment                                                  373,968
   Less Accumulated Depreciation                                        (167,136)
                                                                    ------------
     Net Property and Equipment                                          206,832
                                                                    ------------

OTHER ASSETS:
  Loan to Officer                                                        722,709
  Related Party Receivables                                              906,000
  Notes Receivable                                                       848,053
  Goodwill                                                               397,107
  Other Assets                                                            29,868
                                                                    ------------
      Total Other Assets                                               2,903,737
                                                                    ------------

                                                                    ------------
                                     Total Assets                   $  6,022,150
                                                                    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                  $    862,708
  Accrued Expenses
       Trade                                                             197,633
       Officers' Salary                                                    2,047
       Interest                                                          285,303
  Current Portion of Long-Term Debt                                       90,829
  Bank Line of Credit                                                     13,018
  Notes Payable                                                           47,500
  Convertible Debentures                                                 100,000
                                                                    ------------
      Total Current Liabilities                                        1,599,038
                                                                    ------------

Long-Term Debt, Net of Current Portion                                      --
                                                                    ------------

                                                                    ------------
                                  Total Liabilities                    1,599,038
                                                                    ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.005 par value; Authorized 12,950,000,000 Shares
    12,670,133,343 Shares Issued,12,670,093,343 Shares Outstanding    63,350,667
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                        6,400
   Additional Paid-in Capital                                         24,460,847
   Accumulated  Comprehensive Income (loss)                             (146,459)
   Stock Rights                                                       17,351,424
   Treasury stock, at cost, 40,000 shares                                (14,350)
   Deferred Compenstation                                            (18,847,082)
   Collateral stock                                                   (3,920,000)
   Accumulated Deficit                                               (77,818,335)

                                                                    ------------
      Total Stockholders' Equity                                       4,423,112
                                                                    ------------

                                                                    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  6,022,150
                                                                    ============

See accompanying notes and accountants' report.




                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                               Year Ended June 30,



                                                            2005                2005
                                                       ---------------    ---------------

   Revenues                                            $     1,073,486    $       931,009
   Cost of Goods Sold                                          830,883            914,404
                                                       ---------------    ---------------
                            Gross Profit                       242,603             16,605
                                                       ---------------    ---------------

OPERATING EXPENSES
   Selling, General and Administrative                       5,445,311          3,973,999
   Amortization of Deferred Compensation                    12,434,041          5,732,540
   Stock Based Compensation                                  1,245,876            348,431
   Depreciation                                                 39,583             35,281
                                                       ---------------    ---------------
                          Total Operating Expenses          19,164,811         10,090,251
                                                       ---------------    ---------------

OPERATING LOSS                                             (18,922,208)       (10,073,646)
                                                       ===============    ===============


   Other Income (Expense)

    Loss Recoupment from Discontinued Operations                27,500              9,545
    Income from Sale of Subsisdary                                --               54,133
   Other Income                                                 25,000               --
   Interest Income                                              43,462             45,266
   Interest Expense                                            (46,021)           (21,166)
                                                       ---------------    ---------------
            Total other income (expense)                        49,941             87,778
                                                       ---------------    ---------------

TAX PROVISIONS                                                    --                 --
                                                       ---------------    ---------------
Net Loss                                                   (18,872,267)        (9,985,868)

COMPREHENSIVE LOSS - Net of tax                                (26,759)              --
                                                       ---------------    ---------------
NET COMPREHENSIVE LOSS                                 $   (18,899,026)   $    (9,985,868)
                                                       ===============    ===============
LOSS PER SHARE
  Net Loss                                             $         (0.00)   $         (0.01)
  Comprehensive Loss                                   $         (0.00)   $          --
  Net Comprehensive Loss                               $         (0.00)   $         (0.01)

Weighted average number of common shares outstanding     5,670,235,320      1,185,567,376
                                                       ===============    ===============

See accompanying notes and accountants' report.




                     Universal Express Inc, and Subsidiaries
                      Consolidated Statements of Cash Flows
                               Year Ended June 30


                                                                                                       2006                    2005
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Loss                                                                             $(18,899,026)   $ (9,985,868)
             Adjustments to reconcile net loss to net cash used by operating activities:
                                   Depreciation and amortization                                        39,583          35,281
                                   Amortization Of Deferred Compensation                            12,434,041       5,732,540
                                   Common shares issued for services                                 1,245,876         348,431
                                   Forgiveness of officer loan                                          74,185          77,345
                                   Issuance of stock for Bonus                                          98,500            --
          Changes in operating assets and liabilities:
                                   (Increase) decrease in accounts receivable                           (9,502)        (24,144)
                                   (Increase) decrease in other current assets                        (523,756)        (63,300)
                                   (Increase) decrease in other receivables                               --             7,700
                                   (Increase) decrease in notes receivables                              6,460        (344,523)
                                   (Increase) decrease in loan to officers                             (43,398)        (45,247)
                                   (Increase) decrease in other assets                                 (15,063)         (3,250)
                                   Increase (decrease) in accounts payable and accrued expenses         72,757          17,280
                                   Increase (decrease) in accrued officers salary                     (933,010)        (43,258)
                                   Increase (decrease) in accrued interest                              27,428          19,241

                                                                                                  ----------------------------
          Net cash provided (used) by operating activities:                                         (6,424,925)     (4,271,772)
                                                                                                  ----------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
          Credit Card Line of Credit                                                                      --            20,315
          Purchase of property and equipment                                                          (108,048)        (71,435)
                                                                                                  ----------------------------
Net cash provided (used) by investing activities                                                      (108,048)        (51,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Bank line of credit payments                                                                 (5,034)         (7,075)
          Credit Card Line of Credit payments                                                          (20,316)           --
          Notes payable payments                                                                        (9,400)         (7,500)
          Long Term Debt payments                                                                      (35,814)        (30,431)
          Issuance of common stock for cash                                                          2,311,394         630,000
          Issuance of stock rights for cash                                                          6,375,462       3,657,000
                                                                                                  ----------------------------

Net cash provided by financing activities                                                         $  8,616,292    $  4,241,994
                                                                                                  ----------------------------

Net increase (decrease) in cash and equivalents                                                      2,083,319         (80,898)
CASH - BEGandIequivalents, beginning of period                                                          19,140         100,038

                                                                                                  ----------------------------
CASH - ENDand equivalents, end of period                                                          $  2,102,459    $     19,140
                                                                                                  ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid in cash                                                                   $     18,594    $      1,925
                                                                                                  ============================

Non-Cash Financing Activities:
          Issuance of common stock for deferred compensation                                        16,954,635      10,539,059
          Issuance of common stock for loan Repayment                                                     --           400,000
          Issuance of common stock for Conversion of Stock Rights                                       59,000          50,000

See accompanying notes and accountants' report.


                                                       UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK                           CLASS B STOCK               PAID IN              STOCK
                       # of Shares          $ Amount           # of Shares       $ Amount           CAPITAL              RIGHTS
                       -----------          --------           -----------       --------           -------              ------


BALANCE
  JUNE 30, 2004         718,265,970    $     3,591,330          1,280,000    $         6,400    $    51,583,289         7,427,962

Sale of
  Common Stock           44,666,667            223,333                                                  406,667

Common Shares
  Issued for
  Deferred Serv       1,234,241,921          6,171,210                                                4,367,849

Amortization of
  Deferred
  Services

Common Shares
  Issued for
  Services               31,587,500            157,938                                                  190,493

Common Shares
  Issued for
  Repayment of
  Loans                  33,000,000            165,000                                                  235,000

Common Shares
  Issued for
  Warrants                     --                 --

Common Shares
  Issued for
  Accrued
  Officers Salary                                 --

Common Shares
  Issued for
  Collateral

Common Shares
  Issue for
  Stock Rights            1,666,666              8,333                                                   41,667           (50,000)

Cash Received
  for Stock
  Rights                                                                                                                3,657,000

Common Shares
  Issued for
  Notes Payable                --                 --

Unrealized Loss
  on Marketable
  Securities


Net Loss


                     ------------------------------------------------------------------------------------------------------------
BALANCE
  JUNE 30, 2005       2,063,428,724         10,317,144          1,280,000              6,400         56,824,965        11,034,962
                     ------------------------------------------------------------------------------------------------------------


Sale of Common
  Stock               3,466,847,620         17,334,238                                              (15,022,844)

Common Shares
  Issued for
  Deferred Serv       6,564,701,500         32,823,508                                              (15,868,872)

Amortization of
  Deferred
  Services

Common Shares
  Issued for
  Services              569,743,000          2,848,715                                               (1,602,839)


Common Shares
  Issued for
  Bonuses                 2,462,500             12,313                                                   86,187


Common Shares
  Issue for
  Stock Rights            2,950,000             14,750                                                   44,250           (59,000)

Cash Received
  for Stock
  Rights                                                                                                                6,375,462



Net Loss

                     ------------------------------------------------------------------------------------------------------------
                     10,606,704,620         53,033,523               --                 --          (32,364,118)        6,316,462
                     ------------------------------------------------------------------------------------------------------------
BALANCE
  JUNE 30, 2006      12,670,133,344    $    63,350,667          1,280,000    $         6,400    $    24,460,847    $   17,351,424
                     ============================================================================================================





                                                                                    OTHER
                                  TREASURY STOCK              ACCUM'TED          COMPREHENSIVE       DEFERRED
                         # OF SHARES         AMOUNT             DEFICIT              INCOME           SERVICES          TOTALS
                         -----------         ------             -------              ------           --------          ------


BALANCE
  JUNE 30, 2004              40,000    $       (14,350)   $   (48,960,200)   $      (119,700)   $    (9,519,969)           74,763

Sale of
  Common Stock                                                                                                            630,000

Common Shares
  Issued for
  Deferred Serv                                                                                     (10,539,059)               (0)

Amortization of
  Deferred
  Services                                                                                            5,732,540         5,732,540

Common Shares
  Issued for
  Services                                                                                                                348,431

Common Shares
  Issued for
  Repayment of
  Loans                                                                                                                   400,000

Common Shares
  Issued for
  Warrants                                                                                                                  --

Common Shares
  Issued for
  Accrued
  Officers Salary                                                                                                           --

Common Shares
  Issued for
  Collateral                                                                                                                    0

Common Shares
  Issue for
  Stock Rights                                                                                                          3,657,000

Cash Received
  for Stock
  Rights                                                                                                                    --

Common Shares
  Issued for
  Notes Payable                                                                                                             --

Unrealized Loss
  on Marketable
  Securities


Net Loss                                                       (9,985,868)                                             (9,985,868)



                     ------------------------------------------------------------------------------------------------------------
BALANCE
  JUNE 30, 2005               40,000           (14,350)       (58,946,068)          (119,700)       (14,326,488)          856,866

                     ------------------------------------------------------------------------------------------------------------


Sale of Common
  Stock                                                                                                                 2,311,394

Common Shares
  Issued for
  Deferred Serv                                                                                     (16,954,635)            --

Amortization of
  Deferred
  Services                                                                                           12,434,041        12,434,041

Common Shares
  Issued for
  Services                                                                                                              1,245,876


Common Shares
  Issued for
  Bonuses                                                                                                                  98,500


Common Shares
  Issue for
  Stock Rights                                                                                                              --

Cash Received
  for Stock
  Rights                                                                                                                6,375,462



Net Loss                                                                         (18,872,267)           (26,759)      (18,899,026)


                     ------------------------------------------------------------------------------------------------------------
                                --                --          (18,872,267)           (26,759)        (4,520,594)        3,566,247

                     ------------------------------------------------------------------------------------------------------------

BALANCE
  JUNE 30, 2006               40,000   $       (14,350)   $   (77,818,335)   $      (146,459)   $   (18,847,082)   $    4,423,112

                     ============================================================================================================


See accompanying notes and accountants' report.

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     On January 2, 2001, USXP sold its 51% interest in SkyWorld International Couriers, Inc. ("SkyNet") in exchange for 400,000, a non-exclusive license to sublicense the SkyNet name in connection with an international courier service in the United States, and delivery service credits of $700,000 provided that USXP shall not use more than $50,000 in credits in any one month, unless authorized by SkyNet. Through June 30, 2005, the Company has used $20,177 of the aforementioned credits.

     On May 11, 2001 USXP sold all of the assets of its subsidiary Downtown Theater Ticket Agency, Inc. ("DTTA") for $50,000 and a promissory note of approximately $392,000 payable over approximately 33 years. The present value of this note using a 9% discount rate is $119,402. Due to the uncertainty of collectability and the non-recourse nature of this long-term note the Company has recorded a reserve of $111,702, resulting in an unreserved other receivable of $7,700, representing approximately 1 year of payments. The Company did not receive any payments on this note after July 2001, and filed a lawsuit to collect. This suit was settled after June 30, 2004, and the Company received an initial payment under the settlement of $60,000, and another $55,000 to be paid $1,833 per month for 30 months. As of June 30, 2005, the Company has received $61,833 of this amount.

     In addition, USXP owns several other subsidiaries with little or no activity and seeks new acquisitions which will complement the PBC Network.

     Hereinafter, all of the aforementioned companies are collectively referred to as the "Company".

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued
Going concern
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses from operations of $18,872,267 and $9,985,868 for the years ended June 30, 2006 and 2005, respectively. This condition raises substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and is continually evaluating the Company's operations, however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation
     The accompanying financial statements consolidate the accounts of USXP and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Advertising Costs
     Advertising costs are charged to operations when incurred. Advertising expense was $1,279,662 and $394,658 for the years ended June 30, 2006 and 2005, respectively.

Goodwill
     Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their net assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. At June 30, 2006, the Company believes that there has been no impairment of goodwill.

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued
Property and Equipment
     Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, ranging from five to ten years.

Deferred Service Costs
     Deferred service costs are recorded in connection with common stock issued to advisors for future services and are amortized over the period of the agreement, ranging from six months to ten years.

Stock Based Compensation
     Financial Accounting Statement No. 123 ("SFAS No. 123), Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations through June 30, 2006. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro-forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.
Stock Based Compensation, continued
     As required by Statement No. 123 the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance.

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

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued
Income Taxes
     The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax assets will not be realized.

Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2006, the Company believes that there has been no impairment of its long-lived assets.

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

     As such, the Company has two major segments for the year ended June 30, 2006: Logistics and International Shipping, Transportation/Equipment Leasing Brokerage and Parent (other). Logistics and International Shipping includes Virtual Bellhop, LLC, Luggage Express, Worldpost, and Private Postal Center Network.com.

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

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOAN TO OFFICER

     Prior to the enactment of the Sarbanes-Oxley act, the Company's Chief Executive Officer, in accordance with the such officer' employment contract was entitled to secure loans from the Company in an amount not to exceed $950,000. The board agreed to forgive 10% per year (2.5% quarterly) of the outstanding balance of the Company loans to such officer, commencing January 2, 2001. These loans bear interest at the applicable federal rate, which approximated 6%. As of June 30, 2006 the amount owed under such loan is $722,709.

NOTE 4 - RELATED PARTY RECEIVABLES

     As of June 30, 2006, the Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company. The repayment terms of such advances have not yet been determined.

NOTE 5 - MARKETABLE INVESTMENT SECURITIES

     Cost and fair value of the Company's investment in available for sale equity securities as of June 30, 2006 are as follows:

               AMORTIZED COSTS    GROSS UNRELATED LOSS      FAIR VALUE
               ---------------    --------------------      ----------
                 $  120,000          $  (119,700)           $     300
                 $  200,000          $   (26,759)           $ 173,241

NOTE 6 -PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2006 consists of the following:

      Leasehold improvements                                     $  47,028
      Office equipment                                             153,389
      Furniture and fixtures                                        98,490
      Vehicles                                                      75,061
                                                                 ---------
                                                                   373,968
      Less accumulated depreciation and amortization               167,136
                                                                 ---------
                                                                 $ 206,832
                                                                 =========

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OTHER CURRENT ASSETS

     Other current assets as of June 30, 2006 consist of the following:

      Prepaid legal fees                                            $170,000
      Employee advance                                                20,553
      Deposit                                                         92,000
      Escrow deposits                                                275,000
      Investment                                                     173,303
                                                                    --------
                                                                    $730,856
                                                                    ========

     Escrow deposits are earnest monies deposited on three separate real estate transactions. All three deposits were returned to the Company subsequent to year-end as each transaction failed to go forward.

NOTE 8 - NOTES PAYABLE

     Notes payable at June 30, 2006 consist of the following:

      Note payable, due upon demand, bearing interest
         at rate of 18% per annum                                 $ 25,000
      Notes payable, due upon demand, bearing interest
         at a rate of 18% per annum                                 22,500
                                                                  --------
                                                                  $ 47,500
                                                                  ========

NOTE 9 - BANK LINE OF CREDIT

     The Company has a line of credit under which the bank has agreed to make loans up to $70,000 at 1.75% above the prime interest rate. At June 30, 2006, the outstanding balance on the line of credit was $13,018.

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - LONG-TERM DEBT

     Long-term debt at June 30, 2006, is comprised of the following:

     Promissory note to bank payable in equal monthly installments of $2,167 plus interest through October 2006. The note bears interest at the rate of 2% over the then prevailing prime rate.
     The note is secured by substantially all the
     Company's assets.                                                  $  8,831

     Loans payable to former owners of Virtual Bellhop,
     LLC, payable in monthly installments of $3,333 plus
     interest at 4% through May 2005 (in default)                         81,998
                                                                       ---------
         Total                                                            90,829
     Less current maturities                                              90,829
                                                                       ---------
     Long-Term Debt, Net of Current Maturities                         $       0
                                                                       =========
     Total maturities of long-term debt are as follows:

     Year ended June 30,
                  2007                                                 $ 90,829
                  2008                                                        0
                  2009                                                        0
                  2010                                                        0
                  2011                                                        0
                                                                       --------
                                                                       $ 90,829
                                                                       ========

NOTE 11 - CONVERTIBLE DEBENTURE

     The Company issued a $100,000 convertible debenture in 1997. Such debenture is still outstanding and bears interest at 18% per annum. Any payment or conversion of this debenture is disputed by the Company.

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space and equipment under operating lease agreements with unrelated parties. The base rent under these agreements aggregates approximately $21,934 per month. The related leases expire between July 2006 and 2008.

     The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have remaining non-cancelable lease terms in excess of one year as of June 30, 2005.

     Year ended June 30,
                    2007                                                 506,594
                    2008                                                 353,066
                                                                        --------
                                                                        $859,660
                                                                        ========

     Rent expense charged to operations was $410,660 and $306,438 for the years ended June 30, 2006 and 2005, respectively.

     The leases also contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expenses as well as renewal options.

     The employment agreement with the Company's Chief Executive Officer provides for an annual base salary of $650,000 per annum.

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

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAXES

     At June 30, 2006 the Company had approximately $77,000,000 of net operating loss carry forwards expiring beginning in 2009 through 2026. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an "ownership change", such as the ownership change effected pursuant to the Plan of Reorganization occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitations.

     Deferred tax assets in the amount of approximately $26,000,000 (resulting from the benefit of the aforementioned net operating losses) have been fully offset by a valuation allowance since realization of the benefit of the net operating losses is not assured.

     Significant components of the deferred tax assets as of June 30, 2006 were from net operating losses. The deferred tax assets have been presented in the Company's financial statements as follows:

     Total deferred tax assets                                     $ 26,000,000
     Less: valuation allowance                                      (26,000,000)
                                                                   ------------
     Net deferred tax assets                                       $          0
                                                                   ============

     The increase in the valuation allowance of $2,400,000 during the year ended 2006 was due to the additional allowance provided for the 2006 net operating loss.

     The Provision for Income Taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

                                                                JUNE 30,
                                                        ----------------------
                                                          2006           2005
                                                          ----           -----
     Benefit computed at the statutory rate           $ 2,400,000    $4,000,000
     Losses for which no benefit recognized            (2,400,000)    4,000,000)
                                                      -----------    ----------
         Benefit recorded                             $         0    $        0
                                                      ===========    ==========

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

     During the year ended June 30, 2006, the Company issued 4,042,003,120 shares of common stock for the following; 569,743,000 shares were issued in exchange for advisory services rendered, 2,950,000 shares were issued to investors for stock rights, 3,466,847,620 shares were issued in exchange for cash and 2,462,500 shares were issued for bonuses. In addition, advisory fees were prepaid to consultants retained by the Company to provide certain advisory services via the issuance of 6,564,701,500 common shares. The common shares were valued at their approximate fair market value on the dates of issuance and are being amortized over their respective contract periods.

NOTE 15 - TREASURY STOCK

     The Company has bought an aggregate 50,000 shares from one investor for $18,000. Treasury stock is recorded at cost. The Company has a verbal agreement with such investor to repurchase an additional 200,000 shares at $.60 per share under certain circumstances. During the years ended June 30, 2006 the Company retired 0 shares of treasury stock.

NOTE 16 - STOCK RIGHTS

     Stock rights represent amounts received from investors for their future rights to purchase shares of stock of the Company at a discount of 20% to 30% of the market value of the stock at the date of exercise subject to the Company's right of redemption at a premium not to exceed 20% of the face amount of the right.

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION Year ended June 30, 2006:


                                           TRANSPORTATION/
                            LOGISTICS &       EQUIPMENT
                           INTERNATIONAL       LEASING         PARENT
                             SHIPPING         BROKERAGE       (OTHER)       CONSOLIDATED
                             --------         ---------       -------       ------------


REVENUE                     $  1,073,486    $          0    $          0    $  1,073,486

OPERATING LOSS              $ (2,330,282)   $          0    $(16,591,926)   $(18,922,208)

YEAR ENDED JUNE 30, 2005:



                                             TRANSPORTATION/
                             LOGISTICS &        EQUIPMENT
                            INTERNATIONAL       LEASING         PARENT
                               SHIPPING        BROKERAGE       (OTHER)      CONSOLIDATED
                               --------        ---------       -------      ------------

REVENUE                     $    575,652    $    355,357    $          0    $    931,009

OPERATING LOSS              $   (796,434)   $   (531,501)   $ (8,745,711)   $(10,073,646)


     Assets of the segment groups are not relevant for management of the businesses, or for disclosure.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these Instruments.

NOTE 19 - LEGAL PROCEEDINGS

     The Company filed a lawsuit in New York against North American Airlines and its principal for $168,000,000 plus damages. The suit is pending.

     On July 26, 2001, the Company was awarded a $389 million judgment by a jury in Dade County, Florida against the Company's former investment banker. On April 23, 2003, the Company was awarded an additional $137 million judgment against two other parties related to this matter. The Company is currently pursuing collection of the judgments. At this time, however, no estimate can be made as to the time or amount of collection.

                             UNIVERSAL EXPRESS, INC.
                                  June 30, 2006
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - LEGAL PROCEEDINGS, continued

     On March 2, 2004, the Company brought an action against the SEC in Federal Court in Florida on damages from the "naked shorting" of its shares and other matters. Thereafter, on March 23, 2004, the SEC brought an action in Federal Court in New York against certain officers of the Company. Both suits are pending.

     On October 5, 2005, the Company brought suit against Capitalliance Financial Services, LLC, and individuals and firms associated with Capitalliance $269,000,000 for fraud, false documents and misrepresentation. The suit is pending.

     On January 3, 2006, the Company brought suit against Coach Industries Group, and related companies for $160,000,000 for fraud and breach of contract. The suit is pending.

     The Company is involved in several lawsuits with vendors, suppliers and professionals. These claims are disputed by the Company. The Company believes these matters will not have a material adverse effect on the Company's financial position.

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


NAME                                   AGE                     POSITION
----                                   ---                     --------

 Richard A. Altomare                    58                 Chairman and CEO

RICHARD A. ALTOMARE. Mr. Altomare, is the Chairman and Chief Executive Officer of Universal Express (USXP). Universal, with its wholly owned subsidiary the UniversalPost Network/Postal Nation is a leader of the $7 billion private postal industry. Its division, the UniversalPost International Courier System is engaged in international shipping. Prior to Universal Express, Mr. Altomare was an investment banker specializing in real estate, bankruptcy reorganizations and equipment transactions. Mr. Altomare also owned and operated professional sports teams. He served in the U.S. Marine Corps. and U.S. Army specializing in communications and intelligence. Mr. Altomare attended Adelphi and Hofstra University and has been a political candidate for U.S. Congress and served on numerous corporate Boards.

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

                           SUMMARY COMPENSATION TABLE
                                                            LONG-TERM
                         ANNUAL COMPENSATION            COMPENSATION AWARDS
                         -------------------            -------------------

  (a)                    (b)        (c)        (d)        (e)            (f)

NAME &                                                    OTHER
PRINCIPAL              FISCAL     ANNUAL      ANNUAL     ANNUAL         # of
POSITION                YEAR      SALARY      BONUS   COMPENSATION     OPTIONS
---------              ------     ------      -----   ------------     -------


Richard A. Altomare     2002     300,000       $0         $0             0
Chairman & CEO          2003     300,000       $0         $0             0
                        2004     500,000       $0         $0             0
                        2005     600,000       $0         $0             0
                        2006     650,000       $0         $0             0


     During the Company's reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $650,000. For fiscal year ended June 30, 2006, Mr. Altomare received $650,000 in cash compensation under his employment agreement.

                         OPTION GRANTS IN CURRENT PERIOD


                                Individual Grants

--------------------------------------------------------------------------------
      (a)                  (b)           (c)               (d)         (e)
                                      % of Total
                                     Options Granted
                          Options    to Employees in     Exercise   Expiration
     Name                 Granted     Current Period      Price        Date
--------------------------------------------------------------------------------
Richard A. Altomare
  Chairman. & CEO            0             0                0           0



     AGGREGATED OPTION EXERCISES IN CURRENT PERIOD AND FY-END OPTION VALUES


     (a)                    (b)        (c)          (d)                 (e)
--------------------------------------------------------------------------------
                                                                       value of
                                                    # of             unexercised
                                                 unexercised        in-the-money
                                                  options at         options at
                                                   FY-end(#)          FY-end($)


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

C. EMPLOYMENT CONTRACTS AND RELATED MATTERS

The Company has an employment contract with Mr. Altomare that was approved by the Reorganization Court as part of the Company's Reorganization Plan, which currently provides an annual base salary of $650,000. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare's employment is terminated at any time within nine months following a "change of control event", as defined therein and generally described below, (i) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a "change of control event" shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

The board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $722,709 as of June 30, 2006.


                                     ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 2006 more than five percent of the Class A Common Stock of the Company. This information is based on 12,670,133,343 shares of Class A Common Stock issued and outstanding as of June 30, 2006. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

 NAME AND ADDRESS OF                AMOUNT AND NATURE                 % OF
 BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP          COMMON STOCK
--------------------------------------------------------------------------------
      None

B. SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company's Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 2006. This information is based on 12,670,133,343 shares of Class A Common Stock issued and outstanding as of June 30, 2006. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company's Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF            AMOUNT AND NATURE OF                   % OF
BENEFICIAL OWNER               BENEFICIAL OWNERSHIP                COMMON STOCK
--------------------------------------------------------------------------------

Richard A. Altomare
5295 Town Center Rd.
Boca Raton, FL 33486             22,990,173 shares                  .0018%


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

During the Company's reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $650,000. For fiscal year ended June 30, 2006, Mr. Altomare received $650,000 in cash compensation under his employment agreement.

Mr. Altomare's outstanding loan balance under his employment agreement as of June 30, 2006 is $710,709.

As of June 30, 2006, The Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company.

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

(B) REPORTS ON FORM 8-K -

      None

                                    ITEM 14
                     Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountants, 2006 Pollard-Kelly Auditing Services, Inc., Durland & Company, CPA's, P.A. of Palm Beach, Florida and 2005 - Durland & Company, CPA's, P. A. of Palm Beach, Florida.:

                                         Year ended    Year ended
                                          June 30,       June 30,
                                           2006           2005
                                         ------------------------
1  Audit fees                            $75,500        $71,000
2  Audit-related fees                       --             --
3  Tax fees                                 --             --
4  All other fees                           --             --
                                         -------        -------
   Totals                                $75,000        $71,000
                                         -------        -------

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

The Board reviewed the audited financial statements of the Company as of and for the years ended June 30, 2006 and 2005 with management and its independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2006, for filing with the Securities and Exchange Commission.

The Company's principal accountants for the year ended June 30, 2006, Pollard-Kelley Auditing Services, Inc. & Durland & Company CPA's P.A. and for the year ended June 30, 2005, Durland & Company, CPA's P.A., did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.


SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                           UNIVERSAL EXPRESS, INC.


Date:  September 28, 2006                  /S/ RICHARD A. ALTOMARE
                                           -----------------------
                                           Richard A. Altomare, President
                                           and Chairman of the Board