Form 10KSB/A
period 2005-06-30
UNIVERSAL EXPRESS INC/
filed 2006-11-08
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-KSB/A
(Amendment No. 1)

REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
PERIOD FROM JULY 1, 2004 TO JUNE 30, 2005

Commission file number 0-18094

UNIVERSAL EXPRESS, INC.

A Nevada Corporation ID.# 11-2781803

1230 Avenue of the Americas, Suite 771, Rockefeller Center, New York, NY 10020

Registrant’s telephone number including area code (212) 239-2575

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Class A Common Stock par value $0.005 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No__

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB      .

State issuer’s revenues for the period: $931,009. State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 9, 2005, $4,693,239 (based on 2,040,538,550) shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  X    No__

The registrant had 2,063,428,723 shares of its $.005 par value Class A Common Stock issued and outstanding as of June 30, 2005 and 1,280,000 shares of Class B Common Stock.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended June 30, 2005 for Universal Express, Inc. (“USXP”) is being filed solely to correct an inadvertent, administrative error in the originally filed audit report by replacing that audit report with a new, corrected audit report of USXP’s auditor, Durland & Company CPAs, P.A., New York, NY, for the year ended June 30, 2005. Except for the inclusion of the corrected audit report and the currently dated certifications, USXP has made no further changes to the originally filed Annual Report on Form 10-KSB. USXP’s consolidated financial statements for the periods presented have not been restated or changed in any manner from those included in the original filing.

PART I

ITEM 1

DESCRIPTION OF BUSINESS

History

The Company was originally incorporated in the State of Nevada on April 6, 1983.

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies centered on its private postal network, UniversalPost™ Private Postal Network.

Its principal businesses include the UniversalPost Private Postal Network, UniversalPost™ International Courier Service, Virtual Bellhop®, Luggage Express®, Universal Express Capital Corp., Universal Cash Express and Universal Express Properties.

Its association of independent and franchise nationwide postal stores (UniversalPost) continues to evolve into a sophisticated buying service trade association, and market penetration vehicle.

UniversalPost International Courier Service earns revenues from selling discounted rates and services to the postal stores.

Luggage Express™ will enable consumers to have their baggage picked up at their home by one of its carriers or a local UniversalPost member store and delivered to the traveler’s destination.

Virtual Bellhop® is a premier door-to-door luggage transportation service.

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

The Company’s principal subsidiaries and divisions are:
UniversalPost Private Postal Network
UniversalPost International Courier Service
Universal Express Logistics, Inc.
Virtual Bellhop®
Luggage Express®
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

Members of the UniversalPost’s private postal network provide the public with a complement to the U.S. Post Office for many retail and business postal services. In addition, these Postal Service Centers offer individuals and business customers an additional variety of personal business services and merchandise.

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

Our company believes that an affordable outsourced distribution system is needed to suit consumers’ future needs. Universal Express believes it has positioned itself to be a contender in the global economy for the next decade with the development of its outsourced and innovative subsidiaries.

USXP is now positioned as a significant player in the international shipping and transportation industries. By building its divisions through classic outsourcing techniques, USXP’s future revenue growth will not be offset by increased overhead.

In just the past few years, USXP has identified more than 8,000 private postal centers in a network called UniversalPost that produces growing revenue streams for both its members and USXP. USXP offers its UniversalPost Network members discounted services from some of the country’s largest vendors, as well as innovative new luggage services that resonate in the world’s present security-conscious travel climate.

USXP’s business strategy is far more than the sum of today’s parts. The company’s three highly synergistic divisions position the company to create an entirely new industry paradigm by offering the private postal industry and consumers value-added services and products, logistical services, equipment leasing and cost-effective delivery of goods and services worldwide.

UniversalPost™ Network, the name for USXP’s private postal network, taps the purchasing power of over 20,000 privately owned and operated postal stores to create the nation’s first truly organized and funded private postal system.

USXP’s Web-based CRM software system empowers swift delivery of business products and services to the network: commercial mail receiving; office products and supplies; packaging and shipping; copying, imaging, photo finishing and digital services; home office boutique items; and even concierge services.

Universal Express Logistics, Inc. joins the company’s visionary Luggage Express™service offered through the UniversalPost Network and its Internet-based Virtual Bellhop® luggage pickup and delivery service to free travelers from the stress of dealing with their luggage as they travel across the country and around the world. Today’s target customer is the upscale traveler planning extended stays at destination resorts, but the service is equally appealing to any traveler who prefers not to pay extra airline fees or struggle with heavy and awkward baggage at either end of their trip. When you consider that domestic airline luggage is expected to exceed 3 billion pieces annually, USXP’s revenue potential is substantial as acceptance of luggage transportation services reaches critical mass with further branding and advertising.

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

UniversalPost™ - The Private Postal Network®

UniversalPost, a private postal network, is an association formed to create a very much needed partnership between previously unconnected shipping and packaging store owners. This concept has been accomplished many times before in American industries, most notably by FTD’s maturation of the independent florists across America and Interflora’s unification and development of florists in Europe. UniversalPost provides independent store-owners with a variety of cost effective services and products to help increase their profitability, while they are still able to maintain their local or franchised identities.

Individual Services and Products

• Flowers/Gift Baskets
• Corrugated & Packaging
• Customized Rubber Stamps
• Equipment Leasing
• Moving Supplies
• Car Rental
• Customized Corrugated
• Business and Office Supplies
• Parcel Insurance
• Credit Card Processing
• Check Processing
• Prepaid Debit Card Load Stations
• Visa - MasterCard
• Discounted Supplies
• Joint Promotions
• Video Tape to DVD Conversion
• Fingerprinting
• International Cell Phone Rental
• Credit Union
• Message On Hold
• Consolidated Shipping rates
• 1-800-Tow Truck
• Bill Payments
• Discounted Prescriptions Program
• Gift Cards
• Passport & Visa Expediting
• Retail Products
• Sign Making

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

UniversalPost™ - International Courier Service

UniversalPost, the International Courier Service, is an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. UniversalPost provides global delivery and services to international firms. This network currently delivers over 650,000 packages per month and is part of the world’s largest independently owned courier network. It is the 5th largest express courier network in the world behind the integrated United States express carriers such as FedEx, UPS and DHL.

Unlike the major integrators who operate their own aircraft and thus offer rigid pick up and delivery schedule, UniversalPost members offer flexible, customized International services to meet a client’s specific distribution needs. Instead of operating our own costly fleet, UniversalPost offers express International air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time-sensitive documents, parcels, freight and mail.

According to industry estimates, private postal stores alone ship $600,000,000 annually in International packages and without UniversalPost are totally dependent upon their suppliers’ shipping. The obvious synergy between UniversalPost, the International Courier Service and UniversalPost, the private postal network, enhances our unusual position in the shipping service industry.

Now UniversalPost Network members can offer an in-house solution for international deliveries at a higher profit margin for themselves and increase the value of international delivery service to their customers rather than the more expensive traditional carriers. The UniversalPost Networks’ use of the UniversalPost envelope for their international shipping method instead of outsourced options strengthens the local postal stores’ position as an international delivery solution.

Luggage Express® and Virtual Bellhop®

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

Universal Express Capital Corp.

The Universal Express family of companies has broadened the nature of its core business by entering the financial services industry via its subsidiary Universal Express Capital Corp. A full service, asset based transportation and equipment lessor, Universal Express Capital Corp. provides capital acquisition funding, in the form of lease financing, to the national business community as well as within the framework of Universal Express’ other affiliates and subsidiaries.

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

Management

Mr. Richard A. Altomare has been President and CEO of Universal Express since May 1992, upon appointment by the reorganization court for Packaging Plus Services (predecessor of Universal Express) during Packaging’s reorganization, completed in May, 1994. Mr. Altomare directs the Company, and is continuing to build a multi-faceted Company foundation for future growth in the global marketplace. He envisions a synergistic company capable of creating a profitable partnership between packaging store owners and their carriers, as well as building innovative businesses in the logistics, commercial vehicles capital funding and leasing and transportation fields.

Trade Marks and Service Marks

The Company is the owner of tradenames, trademarks and service marks for the names and marks Universal Express®, USXP®, Private Postal Network®, USXP Capital®, USXP Cash Express™, USXP Logistics™, UniversalPost™, Luggage Express®, Virtual Bellhop®, USXP Logistics™, USXP Platinum™ and USXP Transportation™.

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

ITEM 2

DESCRIPTION OF PROPERTIES

USXP’s present corporate headquarters is located at 1230 Avenue of the Americas, New York, New York, with administrative offices at 5295 Town Center Road, Boca Raton, Florida. UniversalPost Network has a branch office in Centereach, New York.

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

On March 2, 2004, the Company brought an action against the SEC in federal court in Florida on damages from the “naked shorting” of its shares and other matters. Thereafter, on March 23, 2004 the SEC brought an action in federal court in New York against certain officers of the Company. Both proceedings are pending.

The Company is involved in several lawsuits with vendors, suppliers, and professionals. These claims are all disputed by the Company. The Company believes that disposition of these matters will not have a material adverse effect on the Company’s financial position.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No meeting of shareholders was held during the year.

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock has been trading under the symbol “USXP” on the automated quotation system maintained by the National Quotation Bureau, Inc., (the “Bulletin Board”).

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

As of June 30, 2005, there were over 10,000  holders of record of the Company’s Common Stock.

The Transfer Agent and Registrar of the Company’s Common Stock is North American Transfer Co.

ITEM 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. The Company’s actual results could differ materially from those anticipated in the forward-

looking statements as a result of certain factors, including sales levels, distribution and competition trends and other market factors.

OVERVIEW:

Management is continually concentrating on raising new capital to further develop the UniversalPostNetwork, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions.

Management views this year as a period of growth based upon its decision to concentrate on core business development through the UniversalPost Network, Virtual Bellhop®, Luggage Express™, UniversalPost International Delivery and USXP Capital™.

Liquidity and Capital Resources

During the twelve-month period ended June 30, 2005, the Company’s financing activities provided $4,287,000 while $4,322,892 was used in its operating and investing activities.

The Company’s working capital deficiency for fiscal 2005 was $2,200,428 compared with $3,601,215 in fiscal 2004.

The Company’s net loss for fiscal 2005 was $9,985,869 compared with $9,061,293 in fiscal 2004.

Until the UniversalPost Network, Virtual Bellhop, Luggage Express, USXP Capital and UniversalPost International Delivery are fully developed, the Company will continue to rely on equity and debt raises to fund its operations. Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. The Company’s future business operations will require additional capital.

Management is presently exploring methods to increase available credit lines as well as methods to increase working capital through both traditional and non-traditional debt services.

ITEM 7

FINANCIAL STATEMENTS

The Company’s audited financial statements for the Current Period are found on the next succeeding pages of this Report on Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Universal Express, Inc.

We have audited the accompanying consolidated balance sheet of Universal Express, Inc., (the “Company”) as of June 30, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced net losses since inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Durland & Company, CPAs, P.A.

New York, New York
September 23, 2005

UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30,

ASSETS	2005
CURRENT ASSETS:
Cash and Equivalents	$19,140
Accounts Receivable	68,764
Other Receivables	-
Other Current Assets	207,100
Total Current Assets	295,004

PROPERTY AND EQUIPMENT
Computers and Equipment	265,920
Less Accumulated Depreciation	(127,553)
Net Property and Equipment	138,367

OTHER ASSETS:
Loan to Officer	753,496
Related Party Receivables	906,000
Notes Receivable	854,513
Goodwill	397,107
Other Assets	14,805
Total Other Assets	2,925,921

Total Assets	$3,359,292

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$753,921
Accrued Expenses
Trade	233,663
Officers' Salary	935,057
Interest	257,875
Current Portion of Long-Term Debt	119,648
Bank Line of Credit	38,368
Notes Payable	56,900
Convertible Debentures	100,000
Total Current Liabilities	2,495,432

Long-Term Debt, Net of Current Portion	6,995

Total Liabilities	2,502,427

STOCKHOLDERS' EQUITY:
Common Stock, $.005 par value; Authorized 2,200,000,000 Shares
2,063,428,723 Shares Issued,2,063,388,723 Shares Outstanding	10,317,144
Class B Common Stock, $.005 par value; Authorized 3,000,000
shares 1,280,000 shares issued and outstanding	6,400
Additional Paid-in Capital	56,824,965
Accumulated Comprehensive Income (loss)	(119,700)
Stock Rights	11,034,962
Treasury stock, at cost, 40,000 shares	(14,350)
Deferred Compenstation	(14,326,488)
Collateral stock	(3,920,000)
Accumulated Deficit	(58,946,068)

Total Stockholders' Equity	856,865

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,359,292

UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Year Ended June 30,

	2005	2004

Revenues	$931,009	$2,775,336
Cost of Goods Sold	914,404	2,507,528
Gross Profit	16,605	267,808

OPERATING EXPENSES
Selling, General and Administrative	3,973,999	4,844,773
Amortization of Deferred Compensation	5,732,540	3,465,453
Stock Based Compensation	348,431	96,660
Depreciation	35,281	197,270
Total Operating Expenses	10,090,251	8,604,156

OPERATING LOSS	(10,073,646)	(8,336,348)

Other Income (Expense)
Net Loss from Discontinued Operations	-	(272,673)
Loss Recoupment	9,545
Income from Sale of Subsisdary	54,133
Write off failed acquisition deposit	-	(500,078)
Interest Income	45,266	89,523
Interest Expense	(21,166)	(41,717)
Total other income (expense)	87,778	(724,945)

Net Loss	$(9,985,868)	$(9,061,293)

Basic net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,185,567,376	624,964,652

UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	COMMON STOCK		CLASS B STOCK		PAID IN	STOCK	TREASURY STOCK		ACCUM'TED	OTHER
	# of Shares	$ Amount	# of Shares	$ Amount	CAPITAL	RIGHTS	# OF SHARES	AMNT	DEFICIT	COMPREHENSIVE INCOME	DEFERRED SERVICES	TOTALS

BALANCE JUNE 30, 2003	491,248,233	$2,456,241	1,280,000	$6,400	$39,496,481	$3,184,962	40,000	$(14,350)	$(39,898,907)	$(119,700)	$(4,979,699)	$131,429

Sale of Common Stock	20,400,000	102,000			897,600							999,600

Common Shares Issued for Deferred Serv.	148,942,918	744,715			7,261,008						(8,005,723)	(0)

Amortization of Deferred Services											3,465,453	3,465,453

Common Shares Issued for Services	1,579,000	7,895			88,765							96,660

Common Shares Issued for Conversion of Loans and Interest	-	-										-

Common Shares Issued for Warrants	95,819	479			9,435							9,914

Common Shares Issued for Accrued Officers Salary												-

Common Shares Issued for Collateral	40,000,000	200,000			3,720,000

Common Shares Issue for Stock Rights	16,000,000	80,000			110,000	(190,000)						-

Cash Received for Stock Rights						4,433,000						4,433,000

Common Shares Issued for Notes Payable	-	-										-

Unrealized Loss on Marketable Securities												-

Net Loss									(9,061,293)			(9,061,293)

BALANCE JUNE 30, 2004	718,265,970	3,591,330	1,280,000	6,400	51,583,289	7,427,962	40,000	(14,350)	(48,960,200)	(119,700)	(9,519,969)	74,763

Sale of Common Stock	44,666,667	223,333			406,667							630,000

Common Shares Issued for Deferred Serv.	1,234,241,921	6,171,210			4,367,849						(10,539,059)	(0)

Amortization of Deferred Services											5,732,540	5,732,540

Common Shares Issued for Services	31,587,500	157,938			190,493							348,431

Common Shares Issued for Repayment of Loans	33,000,000	165,000			235,000							400,000

Common Shares Issued for Warrants		-										-

Common Shares Issued for Accrued Officers Salary												-

Common Shares Issue for Stock Rights	1,666,666	8,333			41,667	(50,000)						0

Cash Received for Stock Rights						3,657,000						3,657,000

Common Shares Issued for Notes Payable		-										-

Unrealized Loss on Marketable Securities												-

Net Loss									(9,985,868)			(9,985,868)

Balance Qtr ending 06/30/05	1,345,162,754	6,725,814	-	-	5,241,676	3,607,000	-	-	(9,985,868)	-	(4,806,519)	782,103

Balance 06/30/05	2,063,428,724	10,317,143	1,280,000	6,400	56,824,965	11,034,962	40,000	(14,350)	(58,946,068)	(119,700)	(14,326,488)	856,865

Universal Express Inc, and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended June 30

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(9,985,868)	$(9,061,293)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	35,281	197,270
Amortization Of Deferred Compensation	5,732,540	3,465,453
Common shares issued for services	348,431	96,660
Forgiveness of officer loan	77,345	80,640
Officer salary accrued	-	250,000
Net loss from discontinued operations	-	272,673
Write off acquisition deposit	-	500,078
Bad debt expense	-	19,340
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(24,144)	(28,929)
(Increase) decrease in other current assets	(63,300)	(100,968)
(Increase) decrease in other receivables	7,700	-
(Increase) decrease in notes receivables	(344,523)	(509,990)
(Increase) decrease in loan to officers	(45,247)	(47,175)
(Increase) decrease in other assets	(3,250)	3,601
Increase (decrease) in accounts payable and accrued expenses	17,280	209,115
Increase (decrease) in accrued officers salary	(43,258)	(98,241)
Increase (decrease) in accrued interest	19,241	39,259

Net cash provided (used) by operating activities:	(4,271,772)	(4,712,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition payments and deposits	-	(780,000)
Credit Card Line of Ctedit	20,315
Loan to employee	-	(2,500)
Purchase of property and equipment	(71,435)	(29,515)
Net cash provided (used) by investing activities	(51,120)	(812,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit payments	(7,075)	(9,913)
Notes payable payments	(7,500)	(6,000)
Long Term Debt payments	(30,431)	(34,164)
Issuance of common stock for cash	630,000	999,600
Issuance of stock rights for cash	3,657,000	4,433,000

Net cash provided by financing activities	$4,241,994	$5,382,523

Net increase (decrease) in cash and equivalents	(80,898)	(141,999)
CASH and equivalents, beginning of period	100,038	242,037

CASH and equivalents, end of period	$19,140	$100,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$1,925	$2,458

Non-Cash Financing Activities:
Issuance of common stock for deferred compensation	10,539,059	8,005,123
Issuance of common stock for loan Repayment	400,000	-
Issuance of common stock for Conversion of Stock Rights	50,000	190,000

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

NOTE 5 - MARKETABLE INVESTMENT SECURITIES

Cost and fair value of the Company's investment in available for sale equity securities as of June 30, 2005 are as follows:

Amortized Costs	Gross Unrelated Loss	Fair Value
$120,000	$ (119,700)	$300

NOTE 6 -PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consists of the following:
Leasehold improvements	$47,028
Office equipment	103,620
Furniture and fixtures	115,272
265,920
Less accumulated depreciation and amortization	127,553
$138,367

Universal Express, Inc.
Notes to the Consolidated Financial Statements

NOTE 7 - OTHER CURRENT ASSETS

Other current assets as of June 30, 2005 consist of the following:

Prepaid legal fees	$171,000
Employee advance	24,100
Deposit	12,000
$207,100

NOTE 8 - NOTES PAYABLE

Notes payable at June 30, 2005 consist of the following:

Note payable, due upon demand, bearing interest at rate of 18% per annum	$25,000
Notes payable, due upon demand, bearing interest at a rate of 18% per annum	31,900
$56,900

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
note bears interest at 12.5% (in default)	$11,646

Promissory note to bank payable in equal monthly installments of $2,167 plus interest through October 2006. The note bears interest at the rate of 2% over the then prevailing prime rate.
The note is secured by substantially all the Company's assets.	32,999

Loans payable to former owners of Virtual Bellhop, LLC, payable in
monthly installments of $3,333 plus interest at 4% through May 2005 (in default)	81,998

Total	126,643
Less current maturities	119,648
Long-Term Debt, Net of Current Maturities	$6,995

Universal Express, Inc.
Notes to the Consolidated Financial Statements

NOTE 10 - LONG-TERM DEBT, Continued

Total maturities of long-term debt are as follows:

Year ended June 30,
2006	$119,648
2007	6,995
2008	0
2009	0
$126,643

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
$577,528

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

Significant components of the deferred tax assets as of June 30, 2005 were from net operating losses. The deferred tax assets have been presented in the Company's financial statements as follows:

Total deferred tax assets	$23,600,000
Less: valuation allowance	(23,600,000)
Net deferred tax assets	$0

The increase in the valuation allowance of $4,000,000 during the year ended 2005 was due to the additional allowance provided for the 2005 net operating loss.

The provision for income taxes differ from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	June 30,
	2005	2004
Benefit computed at the statutory rate	$4,000,000	$4,873,000
Losses for which no benefit recognized	(4,000,000)	(4,873,000)
Benefit recorded	$0	$0

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

Universal Express, Inc.
Notes to the Consolidated Financial Statements

NOTE 17 - SEGMENT INFORMATION

Year ended June 30, 2005:

		Transportation/
	Logistics &	Equipment
	International	Leasing	Parent
	Shipping	Brokerage	(Other)	Consolidated
Revenue	$575,652	$355,357	$-	$931,009

Operating Loss	$(796,434)	$(531,501)	$(8,745,711)	$(10,073,646)

Year ended June 30, 2004:

		Transportation/
	Logistics &	Equipment
	International	Leasing	Parent
	Shipping	Brokerage	(Other)	Consolidated
Revenue	$287,706	$2,487,630	$0	$2,775,336

Operating Loss	$(782,208)	$(498,519)	$(7,054,930)	$(8,335,657)

Assets of the segment groups are not relevant for management of the businesses, nor for disclosure.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these instruments.

NOTE 19 - NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations or financial position.

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

In the fourth fiscal quarter, the Company sold Subcontracting Concepts, Inc., (SCI), to its former owners. SCI was purchased by the Company on November 28, 2003. The decision to sell SCI was based on the concern and apprehension voiced by SCI’s insurance carriers, financial institutions and clients regarding the recent SEC public complaint filed against the Company. The purchase price consisted of (a) $91,667 paid at closing, (b) $458,333 payable in five equal monthly payments of $91,666.60, (c) the surrender of 5,000,000 shares of the Company’s common stock, (which have since been cancelled), and (d) the cancellation of the note due to the former owners of SCI, of which, the balance at closing was $6,850,000. The Company recorded a gain of $50,000 as a result of this transaction.

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

On December 16, 2003, the Company acquired a portfolio of automotive leases from Go Automotive Leasing Corp. of Bohemia, NY. The purchase price was (a) $200,000 in cash at closing, which was paid, (b) a $50,000 deposit with Sovereign Bank as security deposit for future leases, which was paid and (c) the assumption of existing debt directly related to the lease portfolio, which at closing amounted to $2,237,405. Subsequent to year end the Company discovered that Go Leasing had repossessed the lease portfolio during the fourth fiscal quarter. Therefore the Company wrote off the portfolio resulting in the recording a loss of $284,409. Go Leasing has refused to return the Company’s $200,000 payment and Sovereign as so far refused to return the $50,000 security deposit. The Company is currently evaluating its options in this matter.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report

PART III

ITEM 9

MANAGEMENT OF THE COMPANY; COMPLIANCE WITH SECTION 16(a)

A. DIRECTORS

Pursuant the Company’s Bylaws, the authorized number of directors of the Board of Directors of the Company is five (5). The sole Director of the Company at present is Richard A. Altomare, whose biographical information is set forth below.

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

ITEM 10

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

A. COMPENSATION OF EXECUTIVE OFFICERS.

The following table sets forth information, as required by Section 228.402 of Regulation S-B, 17 C.F.R. Section 228.402, as currently in effect, concerning the annual and long-term compensation of the Company’s Chief Executive Officer and other individuals acting in a similar capacity for the past five fiscal years. No other information is included regarding compensation paid to other Executive Officers during such five year period because no such Executive Officer earned annual or long-term compensation in excess of $100,000. Except as set forth in the tables following, no bonus, other annual compensation, long-term compensation (in the form of restricted stock awards, options, stock appreciation rights, long-term incentive plans, or otherwise), or other forms of compensation were paid to the Company’s Chief Executive Officer, any other individuals acting in a similar capacity, or any other Executive Officer of the Company at any time during such periods as are reflected in the tables (and accompanying notes) set forth below. Accordingly, as permitted by Item 402 (a) (5) of Regulation S-B, tables or columns otherwise required have been omitted from this Registration Statement where there has been no compensation awarded to, earned by, or paid to any of the named executives required to be reported in that table or column in any fiscal period covered by that table.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards

(a)	(b)	(c)	(d)	(e)	(f)

NAME & PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	ANNUAL BONUS	OTHER ANNUAL COMPENSATION	# of OPTIONS

Richard A. Altomare	2001	300,000	$0	$0	0
Chairman & CEO	2002	300,000	$0	$0	0
	2003 2004 2005	300,000 500,000 600,000	$0 $0 $0	$0 $0 $0	0 0 0

During the Company’s reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $600,000. For fiscal year ended June 30, 2005, Mr. Altomare received $560,962 in cash compensation under his employment agreement. Mr. Altomare’s accrued salary as of June 30, 2005 is $935,057.

OPTION GRANTS IN CURRENT PERIOD

Individual Grants

(a)	(b)	(c)	(d)	(e)

Name	Options Granted	% of Total Options Granted to Employees in Current Period	Exercise Price	Expiration Date

Richard A. Altomare
Chairman. & CEO	0	0	0	0

AGGREGATED OPTION EXERCISES IN CURRENT PERIOD AND FY-END OPTION VALUES

(a)	(b)	(c)	(d)	(e)

			# of unexercised options at FY-end(#)	value of unexercised in-the-money options at FY-end($)

Name	Shares acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Richard A. Altomare
Chairman. & CEO	0	0	0/0	0/0

B.	COMPENSATION OF DIRECTORS

In the Company’s Current Period, there were no arrangements pursuant to which any director of the Company was compensated for any service provided as a Director.

C. EMPLOYMENT CONTRACTS AND RELATED MATTERS

The Company has an employment contract with Mr. Altomare that was approved by the Reorganization Court as part of the Company’s Reorganization Plan, which currently provides an annual base salary of $600,000. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare’s employment is terminated at any time within nine months following a “change of control event”, as defined therein and generally described below, (i) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of Class A Common Stock equal to 10% of all outstanding shares of Class A and Class B Common Stock of the Company, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a “change of control event” shall be deemed to have occurred in the event of (A) a merger or consolidation involving the Company in which the Company is not the surviving corporation, (B) the sale of all or substantially all of the assets of the Company, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of the then outstanding voting securities of the Company. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

The board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in the service of the Company. Such loan had a balance of $753,496 as of June 30, 2005.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists each stockholder known to the Company that beneficially owns as of June 30, 2005 more than five percent of the Class A Common Stock of the Company. This information is based on 2,063,428,723 shares of Class A Common Stock issued and outstanding as of June 30, 2005. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock, each share of which is convertible into one share of Class A Common Stock under certain circumstances as set forth in the Company’s Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF COMMON STOCK

None

B. SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of the Company’s Class A Common Stock that are beneficially owned by each director and executive officer of the Company and by all directors and offices of the Company as a group as of June 30, 2005. This information is based on 2,063,428,723 shares of Class A Common Stock issued and outstanding as of June 30, 2005. For purposes of this section, it is assumed that all 1.28 million shares of Class B Common Stock (par value $.005), which are convertible into Class A Common Stock under certain circumstances as set forth in the Company’s Articles of Incorporation, have been so converted.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF COMMON STOCK

Richard A. Altomare
5295 Town Center Rd. Boca Raton, FL 33486	22,990,173 shares	1.2%

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard A. Altomare, the Company’s Chairman and Chief Executive Officer, served from 1991 until May 11, 1994 as advisor and reorganization consultant to the Company and the Reorganization Court during the Company’s Reorganization case. The Reorganization Court and the Company appointed Mr. Altomare as Chairman and President through a long- term employment agreement, approved by the Reorganization Court as part of the Company’s Reorganization Plan, a position he has continually occupied thereafter.

During the Company’s reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $600,000. For fiscal year ended June 30, 2005, Mr. Altomare received $560,962 in cash compensation under his employment agreement. Mr. Altomare’s accrued salary as of June 30, 2005 is $935,057.

Mr. Altomare’s outstanding loan balance under his employment agreement as of June 30, 2005 is $753,496.

As of June 30, 2005, The Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company.

ITEM 13

EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits

2.1*	Order, dated February 18, 1994. Confirming First Amended Plan of
Reorganization of Packaging Plus Services, Inc., including confirmed
Reorganization Plan and other exhibits.

3.1*	Amended and Restated Articles of Incorporation of Packaging Plus Services, Inc.

3.2**	Certificate of Amendment to Change the Number of Authorized Shares of Stock
of Packaging Plus Services, Inc.

3.3**	Certificate of Amendment of the Certificate of Incorporation to Change the Name
of Packaging Plus Services, Inc. to Universal Express, Inc.

3.4*	Amended and Restated By-Laws of Packaging Plus Services, Inc.

4.1*	Specimen Class A Common Stock Certificate.

4.2*	Specimen Class B Common Stock Certificate.

4.3**	Specimen Class A Warrant Certificate.

4.4**	Specimen Class B Warrant Certificate.

10.1*	Employment Agreement of Richard A. Altomare.

10.2*	1994 Stock Option Plan.

21.1**	List of Subsidiaries of Registrant.

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

*      Incorporated herein by reference to the Registrant’s Transition Report on Form 10-KSB for the Transition Period from January 1, 1994 through June 30, 1994 (as filed December 12, 1994)
**    Incorporated herein by reference to the Registrant’s Annual Report, as amended, on Form 10-KSB/A for the Annual Period ended June 30, 1999 (as filed January 20, 2000).

(B)	Reports on Form 8-K -

None

Item 14

Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, 2005 - Durland & Company, CPA’s, P.A. of Palm Beach, Florida and 2004 - Durland & Company, CPA's, P. A. of Palm Beach, Florida/Rosenberg, Rich, Baker, Berman & Company of New Jersey:

	Year ended	Year ended
	June 30,	June 30,
	2005	2004

1. Audit fees	$71,000	$104,145
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-

Totals	$71,000	$104,145

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

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company’s report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL EXPRESS, INC.

Date: November 8, 2006	/s/ Richard A. Altomare
Richard A. Altomare, President and Chairman of the Board