Form 10-Q
period 2006-09-30
UNIVERSAL EXPRESS INC/
filed 2006-11-13
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 2006
                         Commission File Number 0-18094

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2006:

                                   $60,075,056

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock                        Outstanding at September 30, 2006

Class "A"                                     13,993,933,343
Class "B"                                         1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheet - September 30, 2006                                          3

 Consolidated Statement of Operations -
 Three months ended September 30, 2006                                       4

 Consolidated Statement of Cash Flows -
 Three months ended September 30, 2006                                       5

 Notes to Consolidated Financial Statements                                  6

Item 2. Management's Discussion and Analysis                                 7
        of Financial Condition and Plan of
        Operations

Item 3. Controls and Procedures                                             14

PART II - OTHER INFORMATION                                                 14

SIGNATURES                                                                  16

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  September 30,

                                                                           2006
                                                                       ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and Equivalents                                                 $  1,348,545
  Accounts Receivable                                                       295,373
  Other Current Assets                                                    1,229,298
                                                                       ------------
     Total Current Assets                                                 2,873,216
                                                                       ------------

PROPERTY AND EQUIPMENT
Computers and Equipment                                                     377,356
   Less Accumulated Depreciation                                            (18,341)
                                                                       ------------
     Net Property and Equipment                                             359,015
                                                                       ------------

OTHER ASSETS:
  Loan to Officer                                                           715,211
  Related Party Receivables                                                 906,000
  Notes Receivable                                                          848,053
  Customer List                                                             300,000
  Goodwill                                                                1,558,276
  Other Assets                                                               38,275
                                                                       ------------
     Total Other Assets                                                   4,365,815
                                                                       ------------

                                                                       ------------
            TOTAL ASSETS                                               $  7,598,046
                                                                       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                     $    756,884
  Accrued Expenses
     Trade                                                                  222,102
     Interest                                                               291,670
  Current Portion of Long-Term Debt                                          83,329
  Bank Line of Credit                                                       331,617
  Notes Payable                                                             970,223
  Convertible Debentures                                                    100,000
                                                                       ------------
     Total Current Liabilities                                            2,755,825
                                                                       ------------

Long-Term Debt, Net of Current Portion                                           --
                                                                       ------------

                                                                       ------------
            TOTAL LIABILITIES                                             2,755,825
                                                                       ------------

MINORITY INTEREST IN SUBSIDIARIES                                          (142,967)

STOCKHOLDERS' EQUITY:
  Common Stock, $.005 par value; Authorized 14,950,000,000 Shares
     13,993,933,343 Shares Issued,13,993,893,343 Shares Outstanding      69,969,667
  Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                           6,400
  Additional Paid-in Capital                                             23,538,387
  Accumulated  Comprehensive Income (loss)                                 (157,558)
  Stock Rights                                                           19,551,424
  Treasury stock, at cost, 40,000 shares                                    (14,350)
  Deferred Compenstation                                                (20,608,775)
  Collateral stock                                                       (3,920,000)
  Accumulated Deficit                                                   (83,380,007)

                                                                       ------------
     Total Stockholders' Equity                                           4,985,188
                                                                       ------------

                                                                       ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $  7,598,046
                                                                       ============

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               FOR THREE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005

                                                             2006               2005
                                                        --------------     --------------
  Revenues                                              $      481,898     $      219,172
  Cost of Goods Sold                                           313,675            167,523
                                                        --------------     --------------
            GROSS PROFIT                                       168,223             51,649
                                                        --------------     --------------

OPERATING EXPENSES
   Selling, General and Administrative                       1,886,639          1,006,820
   Amortization of Deferred Compensation                     3,830,847          2,148,279
   Stock Based Compensation                                         --            183,100
   Depreciation                                                 18,341             10,503
                                                        --------------     --------------
            TOTAL OPERATING EXPENSES                         5,735,827          3,348,702
                                                        --------------     --------------

OPERATING LOSS                                              (5,567,604)        (3,297,053)
                                                        ==============     ==============

  Other Income (Expense)

  Interest Income                                               10,570             11,020
  Interest Expense                                              (6,824)            (8,747)
                                                        --------------     --------------
            Total other income (expense)                         3,745              2,273
                                                        --------------     --------------

TAX PROVISIONS                                                      --                 --

     MINORITY INTEREST IN SUBSIDIARIES                           2,187

                                                        --------------     --------------
NET LOSS                                                $   (5,561,671)    $   (3,294,780)

COMPREHENSIVE LOSS - NET OF TAX                                (11,099)                --

NET COMPREHENSIVE LOSS                                      (5,572,770)        (3,294,780)
                                                        ==============     ==============

LOSS PER SHARE
  NET LOSS                                              $        (0.00)    $        (0.00)
  COMPREHENSIVE LOSS                                    $        (0.00)    $        (0.00)
  NET COMPREHENSIVE LOSS                                $        (0.00)    $        (0.00)

Weighted average number of common shares outstanding     6,465,398,363      2,193,973,899
                                                        ==============     ==============

See accompanying notes

                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                                        2006             2005
                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                       $ (5,572,770)    $ (3,294,780)
     Adjustments to reconcile net loss to net cash used by operating activities:
            Depreciation and amortization                                                 18,341           10,503
            Amortization Of Deferred Compensation                                      3,830,847        2,148,279
            Common shares issued for services                                            104,000          224,100
            Forgiveness of officer loan                                                   18,068           18,837
            Adjustment to Net Income                                                      (2,187)
     Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                  (217,107)          16,865
            (Increase) decrease in other current assets                                 (498,442)           1,880
            (Increase) decrease in other receivables                                          --               --
            (Increase) decrease in notes receivables                                          --            5,000
            (Increase) decrease in loan to officers                                      (10,570)         (11,020)
            (Increase) decrease in other assets                                           (8,407)              --
            Increase (decrease) in accounts payable and accrued expenses                 (81,356)          86,328
            Increase (decrease) in accrued officers salary                                (2,047)         (29,973)
            Increase (decrease) in accrued interest                                        6,367            6,975
                                                                                    -----------------------------
     Net cash provided (used) by operating activities:                                (2,415,263)        (817,006)
                                                                                    -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Credit Card Line of Credit                                                          321,845           29,067
     Notes Payable                                                                       983,973               --
     Purchase of Property and Equipment                                                 (103,567)              --
     Purchase of Customer List                                                          (300,000)              --
     Acquistion of Goodwill                                                           (1,301,949)              --
     Acquistion of Property and Equipment                                                (66,957)              --
                                                                                    -----------------------------
Net cash provided (used) by investing activities                                        (466,655)          29,067

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank line of credit payments                                                         (3,246)          (7,426)
     Notes payable payments                                                              (61,250)          (1,500)
     Long Term Debt payments                                                              (7,500)          (5,000)
     Issuance of stock rights for cash                                                 2,200,000          761,000
                                                                                    -----------------------------
Net cash provided by financing activities                                           $  2,128,004     $    747,074
                                                                                    -----------------------------
Net increase (decrease) in cash and equivalents                                         (753,914)         (40,865)
CASH and equivalents, beginning of period                                              2,102,459           19,140
                                                                                    -----------------------------
CASH and equivalents, end of period                                                 $  1,348,545     $    (21,725)
                                                                                    =============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid in cash                                                          $        457     $      2,070
                                                                                    =============================
NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock for deferred compensation                                5,592,540        1,804,300
     Issuance of common stock for Conversion of Stock Rights                                  --           59,000

See accompanying notes

                    UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
                          Notes To Financial Statements
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2006.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2006 and the results of operations and cash flows for the three months ended September 30, 2006 have been included.

      The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year ended June 30, 2007.

2.    Segment Information

      Three months ended September 30, 2006:

                                Transportation/
                 Logistics &       Equipment
                International       Leasing         Parent
                   Shipping        Brokerage        (Other)        Consolidated
                -------------   ---------------     -------        ------------
Revenue           $ 481,898         $ --0--         $   --0--      $   481,898

Operating
Income/(Loss)      (473,954)          --0--        (5,089,904)      (5,563,858)

      Three months ended September 30, 2005:

                                Transportation/
                 Logistics &       Equipment
                International       Leasing         Parent
                   Shipping        Brokerage        (Other)        Consolidated
                -------------   ---------------     -------        ------------
Revenue           $ 219,165         $     7         $   --0--      $   219,172
Operating
Loss               (359,331)         (3,237)       (2,932,212)      (3,294,780)

      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.    Capital Stock

      During the quarter ended September 30, 2006 the Company issued 1,323,800,000 shares of common stock. Of such shares issued, 1,297,800,000 were issued for deferred services, and 26,000,000 for services.


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

The Company's principal subsidiaries and divisions are: UniversalPost Private Postal Network/Postal Nation UniversalPost International Courier Service Universal Express Logistics, Inc.
         Virtual Bellhop(TM)
         Luggage Express(TM)
         LEAP (Luggage Express Associate Program division)
         Luggage Express Found
MadPackers, Inc.
Universal Express Capital Corp.
Universal Cash Express
Universal Express Properties

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

A new subsidiary; Luggage Express Found's mission is to deliver luggage that has been lost by the airlines, to customers in the most efficient and convenient way possible. Utilizing a fleet of trucks together with the knowledge of the transportation industry, Luggage Express Found takes the frustration out of missing baggage. Luggage Express Found includes Global Trucking, Airport Alliance and American Delivery Systems.

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

On September 6, 2006, the Company announced that Madpackers was featured in USA Today.

On September 8, 2006, announced the acquisition of Global Trucking, of Miami, Florida, a leader in the industry of delivering misplaced or lost suitcases from airports, rebranded "Luggage Express Found".

On September 15, 2006, the Company announced that Madpackers had partnered with Binghamton University, State University of New York. On October 24, 2006, the Company announced that Virtual Bellhop had formed a strategic partnership with Windstar Cruises.

On November 2, 2006, the Company announced that Madpackers would launch a Door to Dorm" concert tour covering 25 colleges.

On November 2, 2006, the Company announced that Luggage Express has begun advertising with the National Hockey League team, the Florida Panthers.

On November 2, 2006, the Company announced the introduction by Madpackers Of its student based service expansion into areas outside the shipping and storage areas.

On November 2, 2006, the Company announced the completion of its Uniform Offering Circular and Franchise Agreement for its Luggage Express Associates Program (LEAP.

On November 2, 2006, the Company announced the acquisition of the business of American Delivery Systems, a baggage delivery company operating out of Hollywood, Fort Lauderdale International Airport, delivering lost or misplaced luggage from airlines to travelers.

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

Results of Operations - Three Months ended September 30, 2006.

                                                 Three Months Ended
                                                 ------------------
                                                 2006          2005
                                                 ----          ----
Revenues
Logistics & International shipping -          481,898       219,165
Transportation / Equipment -                       --             7
Leasing                                            --             0
Other -                                            --             0

Cost Of Goods Sold                            313,675       167,523
Selling, General and Administration         5,717,486     3,338,199
Depreciation & Amortization                    18,341        10,503

During the three months ended September 30, 2006 operating revenues increased to $ 481,898 from $ 219,172. This increase is due mainly to the acquisition of Global Trucking Services, Inc.

Cost of revenues were $ 313,675 and $ 167,523 respectively.

Liquidity and Capital Resources - for the three months Ended September 30, 2006.

The net proceeds from investments in the Company was approximately $ 2,200,000. Approximately $ 2,415,263 was used in its operating activities.

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

Item 5. OTHER INFORMATION -- NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K --NONE

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-QSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                          UNIVERSAL EXPRESS, INC.


Date:  November 13, 2006                  /s/ Richard A. Altomare
                                          -----------------------
                                          Richard A. Altomare, President
                                          and Chairman of the Board