Form 10KSB/A
period 2006-06-30
UNIVERSAL EXPRESS INC/
filed 2006-11-14
CIK 857351

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended June 30, 2006 for Universal Express, Inc. (“USXP”) is being filed solely to correct an administrative error in connection with the original filing of the Form 10-KSB. USXP inadvertently omitted to include in that filing the 2005 audit report of its auditor for 2005, Durland & Company CPAs, P.A., New York, NY, however the missing audit report is now included in this amendment. Except for the inclusion of the previously missing audit report and the new currently dated certifications, USXP has made no further changes to the originally filed Annual Report on Form 10-KSB. USXP’s consolidated financial statements for the periods presented have not been restated or changed in any manner from those included in the original filing.

PART I

ITEM 1

DESCRIPTION OF BUSINESS

History

The Company was originally incorporated in the State of Nevada on April 6, 1983.

Universal Express, Inc. (USXP) has evolved into a conglomerate of supportive companies centered on its private postal network, UniversalPost™ Private Postal Network/Postal Nation.

Its principal businesses include the UniversalPost Private Postal Network/Postal Nation, UniversalPost™ International Courier Service, Virtual Bellhop®, Luggage Express®, MadPackers, Universal Express Capital Corp., Universal Cash Express and Universal Express Properties.

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

The Company’s principal subsidiaries and divisions are:
UniversalPost Private Postal Network/Postal Nation
UniversalPost International Courier Service
Universal Express Logistics, Inc.
Virtual Bellhop®
Luggage Express®
LEAP (Luggage Express Associate Program™)
MadPackers™, Inc.
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

Universal Express Logistics, Inc. joins the company’s visionary Luggage Express™ service offered through the UniversalPost Network and its Internet-based Virtual Bellhop® luggage pickup and delivery service to free travelers from the stress of dealing with their luggage as they travel across the country and around the world. Today’s target customer is the upscale traveler planning extended stays at destination resorts, but the service is equally appealing to any traveler who prefers not to pay extra airline fees or struggle with heavy and awkward baggage at either end of their trip. When you consider that domestic airline luggage is expected to exceed 3 billion pieces annually, USXP’s revenue potential is substantial as acceptance of luggage transportation services reaches critical mass with further branding and advertising.

MadPackers™ is a service oriented company that is assisting the college world by moving students and their belongings into their rooms ahead of time; creating a fluid move in process on the first days of school for students, parents and administrations across the country through a “door to dorm™” shipping service. MadPackers takes students’ belongings from their home and sends them directly to their college residences. They also take students’ belongings back home after the semester has ended. They store students’ belongings during winter, summer, and study abroad breaks, as well as ship to study abroad and spring break destinations. MadPackers provides students, parents, and administrations an innovative solution to the move in process on and off campuses across the country.

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

The Company is also affiliated with The Coalition for luggage Security. The Coalition is made of companies and individuals with the mission of creating safer air travel by separating luggage from passengers. The Founder and President of the Coalition is Richard Altomare, who is also the CEO and Chairman of the Company. Currently, his white paper entitled, “More Safety, Less Hassle for American Travelers: A Private Sector Solution” has been circulated in Congress. You can read more about the Coalition and this white paper at www.luggagesecuritycoalition.com.

UniversalPost™ Network- The Private Postal Network/Postal Nation

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

Individual Services and Products

•	Flowers/Gift Baskets
•	Corrugated & Packaging
•	Moving Supplies
•	Customized Corrugated
•	Parcel Insurance
•	E-Bay Power Selling Franchises
•	Certified/Registered E-mail’s
•	Personalized Postage
•	Discounted Supplies
•	Joint Promotions
•	Fingerprinting
•	Credit Union
•	Consolidated Shipping rates
•	Supplemental Health Insurance
•	Print Certified Mail
•	On-line Purchasing
•	Van Sales

•	Visa Debit Card

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

On May 12, 2006, the Company announced a pilot program for a number of UniversalPost Network/Postal Nation members for the use of R-Post’s registered e-mail secured program.

On August 23, 2006, the Company announced a UniversalPost Network/Postal Nation program with Enterprise Rent-A-Car.

UniversalPost™ Network- International Courier Service

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

Unlike the major integrators who operate their own aircraft and thus offer rigid pick up and delivery schedule, UniversalPost Network members offer flexible, customized International services to meet a client’s specific distribution needs. Instead of operating our own costly fleet, UniversalPost Network offers express International air courier service and expedited air cargo through regularly scheduled commercial airlines to transport time-sensitive documents, parcels, freight and mail.

According to industry estimates, private postal stores alone ship $600,000,000 annually in International packages and without UniversalPost Network are totally dependent upon their suppliers’ shipping. The obvious synergy between UniversalPost, the International Courier Service and UniversalPost Network, the private postal network, enhances our unusual position in the shipping service industry.

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

Luggage Express™ and Virtual Bellhop®

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

The Company’ Luggage Express is developing an innovative revenue program for the selling of Luggage Express Associate Program (LEAP) territories to investors and business entrepreneurs. The development of this program is in its final stages. The Company has been working with Francorp, Inc. the premier franchising organization to guide and assist the Company in the franchising program for its L.E.A.P. (Luggage Express Associate Program) division.

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

Trade Marks and Service Marks

The Company is the owner of tradenames, trademarks and service marks for the names and marks Universal Express®, USXP®, Private Postal Network®, USXP Capital®, USXP Cash Express™, USXP Logistics™, UniversalPost™, Luggage Express®, Virtual Bellhop®, MadPackers™, USXP Logistics™, USXP PostalNation™ Platinum™ and USXP Transportation™.

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

ITEM 3

LEGAL PROCEEDINGS

The Company filed a lawsuit for $168 Million in 2003 against North American Airlines and its President Mr. McKinnon in New York Supreme Court, Queens County, New York, for breach of contract and fraud, plus punitive damages. This suit was predicated upon Mr. McKinnon’s actions following the signing of a contract for Universal to purchase this charter airline, the breach of that contract in various ways by Mr. McKinnon and Mr. McKinnon’s attempts to frustrate the accomplishment of the proposed acquisition. This case is pending.

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

In 2006, the Company brought an action in New York Supreme Court, County of Albany, for $160 Million against Coach Industries Group and related companies. This suit is predicated on fraud and breach of contract, with respect to the violation of a “right of first refusal” our Company had to purchase a courier management company, Corporate Development Services (formerly, SubContracting Concepts, Inc.). This case is pending.

On March 2, 2004, the Company brought suit against the SEC in Federal Court in Florida seeking damages from “naked shorting” of its shares and other matters. Thereafter, on March 23, 2004, the SEC brought an action in federal court in New York against certain officers of the Company. These matters are pending. The Company and its President have been leading opponents of the growing “naked shorting” scandal for ten years and has joined with many other public companies in focusing on this national problem in press releases and public forums. It is significant that the Company has received very substantial jury verdicts and judgments concerning this problem, as indicated below.

On July 26, 2001, a jury in the Circuit Court of the Eleventh Circuit, Dade County, Florida awarded the Company a damage verdict after trial, of $87,622,000 compensatory damages, $275,000,000 punitive damages and $26,286,000 pre-
judgment interest, or a total judgment entered of $389 Million, against Select Capital and various stock manipulators and “naked shorters.” This judgment continues to grow with post-judgment interest. On August 23, 2003, another jury in the Circuit Court, Dade County, Florida, after trial, awarded another verdict to the Company in the total amount of $137 Million, against South Beach Financial and related stock manipulators and “naked shorters”. Judgment was entered in favor of the Company upon this verdict. This judgment continues to grow with post-judgment interest. These judgments were non-appealable. Collection efforts on behalf of the Company with respect to these judgments are ongoing and the Company believes that the judgments are substantially collectable.

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

As of June 30, 2006, there were over 15,000 holders of record of the Company’s Common Stock.

The Transfer Agent and Registrar of the Company’s Common Stock is Continental Stock Transfer & Trust Company.

ITEM 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including sales levels, distribution and competition trends and other market factors.

OVERVIEW:

Management is continually concentrating on raising new capital to further develop the UniversalPostNetwork/Postal Nation, its multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions.

Management views this year as a period of growth based upon its decision to concentrate on core business development through the UniversalPost Network/Postal Nation, Virtual Bellhop®, Luggage Express™, MadPackers™, UniversalPost International Delivery and USXP Capital™.

Liquidity and Capital Resources

During the twelve-month period ended June 30, 2006, the Company’s financing activities provided $8,686,856 while $6,532,973 was used in its operating and investing activities.

The Company’s working capital equity for fiscal 2006 was $1,312,543 compared with a deficiency of $2,200,428 in fiscal 2005.

The Company’s net loss for fiscal 2006 was $18,899,026 compared with $9,985,868 in fiscal 2005. The net loss for fiscal 2006 was greatly increased due mainly to $12,434,041 of amortized deferred compensation, and the net loss for fiscal 2005 was largely increased due to mainly to $5,732,540 of amortized deferred compensation.

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

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders equity (deficit) and cash flows of Universal Express, Inc. (the Company) for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the period ended June 30, 2005 of Universal Express, Inc. in conformity with U.S. generally accepted accounting principles.

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

Durland & Company, CPAs, P.A.

/s/ Durland & Company, CPAs, P.A.

New York, New York
September 23, 2005

Pollard-Kelley Auditing Services, Inc.
Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

Board of Directors & Stockholders
Universal Express, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Universal Express, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the one year in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has generated losses to date. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
September 22, 2006

Universal Express Inc. and Subsidiaries
Consolidated Balance Sheet
June 30,

ASSETS	2006
Current Assets:
Cash and Equivalents	$2,102,459
Accounts Receivable	78,266
Other Receivables	-
Other Current Assets	730,856
Total Current Assets	2,911,581

Property and Equipment
Computers and Equipment	373,968
Less Accumulated Depreciation	(167,136)
Net Property and Equipment	206,832

Other Assets:
Loan to Officer	722,709
Related Party Receivables	906,000
Notes Receivable	848,053
Goodwill	397,107
Other Assets	29,868
Total Other Assets	2,903,737
Total Assets	$6,022,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$862,708
Accrued Expenses
Trade	197,633
Officers' Salary	2,047
Interest	285,303
Current Portion of Long-Term Debt	90,829
Bank Line of Credit	13,018
Notes Payable	47,500
Convertible Debentures	100,000
Total Current Liabilities	1,599,038

Long-Term Debt, Net of Current Portion	-
Total Liabilities	1,599,038

Stockholders' Equity:
Common Stock, $.005 par value; Authorized 12,950,000,000 Shares
12,670,133,343 Shares Issued, 12,670,093,343 Shares Outstanding	63,350,667
Class B Common Stock, $.005 par value; Authorized 3,000,000
shares 1,280,000 shares issued and outstanding	6,400
Additional Paid-in Capital	24,460,847
Accumulated Comprehensive Income (loss)	(146,459)
Stock Rights	17,351,424
Treasury stock, at cost, 40,000 shares	(14,350)
Deferred Compensation	(18,847,082)
Collateral stock	(3,920,000)
Accumulated Deficit	(77,818,335)

Total Stockholders' Equity	4,423,112

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,022,150

See accompanying notes and accountants' report.

Universal Express Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Year Ended June 30,

	2005	2006

Revenues	$1,073,486	$931,009
Cost of Goods Sold	830,883	914,404
Gross Profit	242,603	16,605

OPERATING EXPENSES
Selling, General and Administrative	5,445,311	3,973,999
Amortization of Deferred Compensation	12,434,041	5,732,540
Stock Based Compensation	1,245,876	348,431
Depreciation	39,583	35,281
Total Operating Expenses	19,164,811	10,090,251

OPERATING LOSS	(18,922,208)	(10,073,646)

Other Income (Expense)
		-
Loss Recoupment from Discontinued Operations	27,500	9,545
Income from Sale of Subsidiary	-	54,133
Other Income	25,000	-
Interest Income	43,462	45,266
Interest Expense	(46,021)	(21,166)
Total other income (expense)	49,941	87,778

TAX PROVISIONS	-	-

Net Loss	(18,872,267)	(9,985,868)

COMPREHENSIVE LOSS - Net of tax	(26,759)	-

NET COMPREHENSIVE LOSS	$(18,899,026)	$(9,985,868)

LOSS PER SHARE
Net Loss	$(0.00)	$(0.01)
Comprehensive Loss	$(0.00)	$-
Net Comprehensive Loss	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,670,235,320	1,185,567,376

See accompanying notes and accountants' report.

Universal Express Inc, and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended June 30

	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,899,026)	$(9,985,868)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	39,583	35,281
Amortization of Deferred Compensation	12,434,041	5,732,540
Common shares issued for services	1,245,876	348,431
Forgiveness of officer loan	74,185	77,345
Issuance of stock for Bonus	98,500	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,502)	(24,144)
(Increase) decrease in other current assets	(523,756)	(63,300)
(Increase) decrease in other receivables	-	7,700
(Increase) decrease in notes receivables	6,460	(344,523)
(Increase) decrease in loan to officers	(43,398)	(45,247)
(Increase) decrease in other assets	(15,063)	(3,250)
Increase (decrease) in accounts payable and accrued expenses	72,757	17,280
Increase (decrease) in accrued officers salary	(933,010)	(43,258)
Increase (decrease) in accrued interest	27,428	19,241

Net cash provided (used) by operating activities:	(6,424,925)	(4,271,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Credit Card Line of Credit	-	20,315
Purchase of property and equipment	(108,048)	(71,435)
Net cash provided (used) by investing activities	(108,048)	(51,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit payments	(5,034)	(7,075)
Credit Card Line of Credit payments	(20,316)	-
Notes payable payments	(9,400)	(7,500)
Long Term Debt payments	(35,814)	(30,431)
Issuance of common stock for cash	2,311,394	630,000
Issuance of stock rights for cash	6,375,462	3,657,000

Net cash provided by financing activities	$8,616,292	$4,241,994

Net increase (decrease) in cash and equivalents	2,083,319	(80,898)
CASH and equivalents, beginning of period	19,140	100,038

CASH and equivalents, end of period	$2,102,459	$19,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$18,594	$1,925

Non-Cash Financing Activities:
Issuance of common stock for deferred compensation	16,954,635	10,539,059
Issuance of common stock for loan Repayment	-	400,000
Issuance of common stock for Conversion of Stock Rights	59,000	50,000

See accompanying notes and accountants' report.

Universal Express Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Class B Stock		Paid In Capital	Stock Rights	Treasury Stock		Accum'ted Deficit	Other Comprehensive Income	Deferred Services	Totals
	# of Shares	$ Amount	# of Shares	$ Amount			# of Shares	$ Amount
BALANCE JUNE 30, 2004	718,265,970	$3,591,330	1,280,000	$6,400	$51,583,289	$7,427,962	40,000	$(14,350)	$(48,960,200)	$(119,700)	$(9,519,969)	$74,763

Sale of Common Stock	44,666,667	223,333			406,667							630,000

Common Shares Issued for Deferred Serv.	1,234,241,921	6,171,210			4,367,849						(10,539,059)	(0)

Amortization of Deferred Services											5,732,540	5,732,540

Common Shares Issued for Services	31,587,500	157,938			190,493							348,431

Common Shares Issued for Repayment of Loans	33,000,000	165,000			235,000							400,000

Common Shares Issued for Warrants	-	-										-

Common Shares Issued for Accrued Officers Salary												-

Common Shares Issued for Collateral		-

Common Shares Issue for Stock Rights	1,666,666	8,333			41,667	(50,000)						0

Cash Received for Stock Rights						3,657,000						3,657,000

Common Shares Issued for Notes Payable	-	-										-

Unrealized Loss on Marketable Securities												-

Net Loss									(9,985,868)			(9,985,868)

BALANCE JUNE 30, 2005	2,063,428,724	10,317,144	1,280,000	6,400	56,824,965	11,034,962	40,000	(14,350)	(58,946,068)	(119,700)	(14,326,488)	856,866

Sale of Common Stock	3,466,847,620	17,334,238			(15,022,844)							2,311,394

Common Shares Issued for Deferred Serv.	6,564,701,500	32,823,508			(15,868,872)						(16,954,635)	-

Amortization of Deferred Services											12,434,041	12,434,041

Common Shares Issued for Services	569,743,000	2,848,715			(1,602,839)							1,245,876

Common Shares Issued for Bonuses	2,462,500	12,313			86,187							98,500

Common Shares Issue for Stock Rights	2,950,000	14,750			44,250	(59,000)						-

Cash Received for Stock Rights						6,375,462						6,375,462

Net Loss	10,606,704,620	53,033,523	-	-	(32,364,118)	6,316,462	-	-	(18,872,267)	(26,759)	(4,520,594)	3,566,247

BALANCE JUNE 30, 2006	12,670,133,344	$63,350,667	1,280,000	$6,400	$24,460,847	$17,351,424	40,000	$(14,350)	$(77,818,335)	$(146,459)	$(18,847,082)	$4,423,112

See accompanying notes and accountants' report

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Organization
Universal Express, Inc. (“USXP” or “the Company”) was incorporated in the state of Nevada on April 6, 1983 and is an integrated business to business services company centered around the private postal and international shipping industries. Its principal subsidiaries include Universal Express Capital Corp. and Universal Express Logistics, Inc. (which includes Virtual Bellhop, LLC, Luggage Express and Worldpost, its international shipping divisions), and Private Postal Center Network.com (PPN Network) and its division Postal Business Center Network.com (“PBC Network”).

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

On January 2, 2001, USXP sold its 51% interest in SkyWorld International Couriers, Inc. (“SkyNet”) in exchange for 400,000, a non-exclusive license to sublicense the SkyNet name in connection with an international courier service in the United States, and delivery service credits of $700,000 provided that USXP shall not use more than $50,000 in credits in any one month, unless authorized by SkyNet. Through June 30, 2005, the Company has used $20,177 of the aforementioned credits.

On May 11, 2001 USXP sold all of the assets of its subsidiary Downtown Theater Ticket Agency, Inc. (“DTTA”) for $50,000 and a promissory note of approximately $392,000 payable over approximately 33 years. The present value of this note using a 9% discount rate is $119,402. Due to the uncertainty of collectability and the non-recourse nature of this long-term note the Company has recorded a reserve of $111,702, resulting in an unreserved other receivable of $7,700, representing approximately 1 year of payments. The Company did not receive any payments on this note after July 2001, and filed a lawsuit to collect. This suit was settled after June 30, 2004, and the Company received an initial payment under the settlement of $60,000, and another $55,000 to be paid $1,833 per month for 30 months. As of June 30, 2005, the Company has received $61,833 of this amount.

In addition, USXP owns several other subsidiaries with little or no activity and seeks new acquisitions which will complement the PBC Network.

Hereinafter, all of the aforementioned companies are collectively referred to as the “Company”.

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

Stock Based Compensation
Financial Accounting Statement No. 123 (“SFAS No. 123), Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations through June 30, 2006. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro-forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

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

Segment Disclosure
The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.

As such, the Company has two major segments for the year ended June 30, 2006: Logistics and International Shipping, Transportation/Equipment Leasing Brokerage and Parent (other). Logistics and International Shipping includes Virtual Bellhop, LLC, Luggage Express, Worldpost, and Private Postal Center Network.com.

Comprehensive Income
The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions.

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

NOTE 5 - MARKETABLE INVESTMENT SECURITIES

Cost and fair value of the Company's investment in available for sale equity securities as of June 30, 2006 are as follows:

Amortized Costs	Gross Unrelated Loss	Fair Value
$120,000	$(119,700)	$(119,700)
$200,000	$(26,759)	$(26,759)

NOTE 6 -PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consists of the following:

Leasehold improvements	$47,028
Office equipment	153,389
Furniture and fixtures	98,490
Vehicles	75,061

373,968
Less accumulated depreciation and amortization	167,136

$206,832

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OTHER CURRENT ASSETS

Other current assets as of June 30, 2006 consist of the following:

Prepaid legal fees	$170,000
Employee advance	20,553
Deposit	92,000
Escrow deposits	275,000
Investment	173,303

$730,856

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

$47,500

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
The note is secured by substantially all the Company's assets.	$8,831
Loans payable to former owners of Virtual Bellhop, LLC, payable in monthly installments of $3,333 plus interest at 4% through May 2005 (in default)	81,998

Total	90,829
Less current maturities	90,829

Long-Term Debt, Net of Current Maturities	$0

Total maturities of long-term debt are as follows:
Year ended June 30,
2007	$90,829
2008	0
2009	0
2010	0
2011	0

$90,829

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

$859,660

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

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES

At June 30, 2006 the Company had approximately $77,000,000 of net operating loss carry forwards expiring beginning in 2009 through 2026. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code which become effective when an “ownership change”, such as the ownership change effected pursuant to the Plan of Reorganization occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitations.

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

Significant components of the deferred tax assets as of June 30, 2006 were from net operating losses. The deferred tax assets have been presented in the Company's financial statements as follows:

Total deferred tax assets	$26,000,000
Less: valuation allowance	(26,000,000)

Net deferred tax assets	$0

The increase in the valuation allowance of $2,400,000 during the year ended 2006 was due to the additional allowance provided for the 2006 net operating loss.

The Provision for Income Taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	June 30,
	2006	2005
Benefit computed at the statutory rate	$2,400,000	$4,000,000
Losses for which no benefit recognized	(2,400,000)	$4,000,000

Benefit recorded	$0	$0

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

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION Year ended June 30, 2006:

	Logistics & International Shipping	Transportation/ Equipment Leasing Brokerage	Parent (Other)	Consolidated
Revenue	$1,073,486	$0	$0	$1,073,486

Operating Loss	$(2,330,282)	$0	$(16,591,926)	$(18,922,208)

YEAR ENDED JUNE 30, 2005:

	Logistics & International Shipping	Transportation/ Equipment Leasing Brokerage	Parent (Other)	Consolidated
Revenue	$575,652	$355,357	$0	$931,009

Operating Loss	$(796,434)	$(531,501)	$(8,745,711)	$(10,073,646)

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

The Company is involved in several lawsuits with vendors, suppliers and professionals. These claims are disputed by the Company. The Company believes these matters will not have a material adverse effect on the Company’s financial position.

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

OPTION GRANTS IN CURRENT PERIOD

Individual Grants

(a)	(b)	(c)	(d)	(e)

Name	Options Granted	% of Total Options Granted to Employees in Current Period	Exercise Price	Expiration Date

Richard A. Altomare
Chairman & CEO	0	0	0	0

AGGREGATED OPTION EXERCISES
IN CURRENT PERIOD AND FY-END OPTION VALUES

(a)	(b)	(c)	(d)	(e)

			# of unexercised options at FY-end(#)	value of unexercised in-the-money options at FY-end($)
Name	Shares acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Richard A. Altomare
Chairman & CEO	0	0	0/0	0/0

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

Mr. Altomare’s outstanding loan balance under his employment agreement as of June 30, 2006 is $710,709.

As of June 30, 2006, The Company has advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company.

ITEM 13

EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits

2.1*	Order, dated February 18, 1994. Confirming First Amended Plan of Reorganization of Packaging Plus Services, Inc., including confirmed Reorganization Plan and other exhibits.

3.1*	Amended and Restated Articles of Incorporation of Packaging Plus Services, Inc.

3.2**	Certificate of Amendment to Change the Number of Authorized Shares of Stock of Packaging Plus Services, Inc.

3.3**	Certificate of Amendment of the Certificate of Incorporation to Change the Name of Packaging Plus Services, Inc. to Universal Express, Inc.

3.4*	Amended and Restated By-Laws of Packaging Plus Services, Inc.

4.1*	Specimen Class A Common Stock Certificate.

4.2*	Specimen Class B Common Stock Certificate.

4.3**	Specimen Class A Warrant Certificate.

4.4**	Specimen Class B Warrant Certificate.

10.1*	Employment Agreement of Richard A. Altomare.

10.2*	1994 Stock Option Plan.

21.1**	List of Subsidiaries of Registrant.

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated herein by reference to the Registrant’s Transition Report on Form 10-KSB for the Transition Period from January 1, 1994 through June 30, 1994 (as filed December 12, 1994)

**	Incorporated herein by reference to the Registrant’s Annual Report, as amended, on Form 10-KSB/A for the Annual Period ended June 30, 1999 (as filed January 20, 2000).

(B)	Reports on Form 8-K -

None

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountants, 2006 Pollard-Kelly Auditing Services, Inc., Durland & Company, CPA’s, P.A. of Palm Beach, Florida and 2005 - Durland & Company, CPA's, P. A. of Palm Beach, Florida.:

	Year ended June 30, 2006	Year ended June 30, 2005
1. Audit fees	$75,500	$71,000
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-

Totals	$75,000	$71,000

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement, the Board obtained from it's independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

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

The Company's principal accountants for the year ended June 30, 2006, Pollard-Kelley Auditing Services, Inc. & Durland & Company CPA’s P.A. and for the year ended June 30, 2005, Durland & Company, CPA's P.A., did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company’s report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL EXPRESS, INC.

Date: November 14, 2006	/s/ Richard A. Altomare
Richard A. Altomare, President and Chairman of the Board