Form 10KSB/A
period 2006-06-30
UNIVERSAL EXPRESS INC/
filed 2006-12-21
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-KSB/A
(Amendment No. 2)

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2006

Commission file number 0-18094

Universal Express, Inc.
(Name of small business owner in its charter)

Nevada	11-2781803
(State of incorporation)	(IRS Employer Identification No.)

1230 Avenue of the Americas, Suite 771, New York, NY 10020
(Address of principal executive office)

Issuer’s telephone number: (917) 639-4157

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Class A Common Stock, par value $0.005 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of Exchange Act. ____

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

State issuer’s revenues for the most recent fiscal year: $1,073,486.

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 23, 2006, $89,794,717 (based on 12,647,143,170 shares held by non-affiliates and computed by reference to the average closing bid and asked prices of the Common Stock).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   X    No

The issuer had 12,670,133,343 shares of its $.005 par value class A common stock issued and outstanding as of June 30, 2006 and 1,280,000 shares of class B common stock.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes         No   X   .

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our annual report on Form 10-KSB for the year ended June 30, 2006 to amend our annual report in response to certain requests of the staff of the Securities and Exchange Commission. We have not restated our consolidated financial statements for the periods presented.

PART I

ITEM 1

DESCRIPTION OF BUSINESS

History

We were originally incorporated in the State of Nevada on April 6, 1983.

We have evolved into a conglomerate of supportive companies centered on our private postal network, UniversalPost™ Private Postal Network/Postal Nation.

Our principal businesses include the UniversalPost Private Postal Network/Postal Nation, UniversalPost™ International Courier Service, Universal Express Logistics, Inc., Virtual Bellhop®, Luggage Express®, Luggage Express Associate Program™, MadPackers, Inc., Universal Express Capital Corp., Universal Cash Express and Universal Express Properties.

Our association of independent and franchise nationwide postal stores (UniversalPost/Postal Nation) continues to evolve into a sophisticated buying service trade association, and market penetration vehicle.

UniversalPost International Courier Service earns revenues from selling discounted rates and services to the postal stores.

Virtual Bellhop® is a premier door-to-door luggage transportation service.

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

We continue to mature as an accepted participant within the shipping and postal store industry.

Our website is www.usxp.com. The contents of our website should not be considered part of this annual report.

The Business of the Corporation

We have evolved into a conglomerate of supportive companies and divisions centered around its private postal system.

Our principal subsidiaries and divisions are:

•	UniversalPost Private Postal Network/Postal Nation
•	UniversalPost International Courier Service
•	Universal Express Logistics, Inc.
• Virtual Bellhop®
• Luggage Express®
• LEAP (Luggage Express Associate Program™)
•	MadPackers™, Inc.
•	Universal Express Capital Corp.
•	Universal Cash Express
•	Universal Express Properties

Marketplace

A challenging global economy has grown over the past decade. Internet, catalog and retail sales continue to mandate an inexpensive and responsive outsourced final mile domestic and international delivery network. We continue to address that innovative and outsourced final mile network, and we have undergone visionary expansion in the last decade. We currently are establishing strong strategic relationships with companies and manufacturers, thus strengthening our long term private postal network, luggage business and logistical courier network. Members of UniversalPost’s private postal network provide the public with a complement to the U.S. Post Office for many retail and business postal services. In addition, these postal service centers offer individuals and business customers an additional variety of personal business services and merchandise.

Luggage Express has begun to separate passengers from suitcases and offer a safer and more pleasurable travel experience.

These courier companies and private postal centers form a highly fragmented cottage industry. We believe that since this industry generates over $14 billion in sales and presently consists of more than 30,000 independent operators, there is a market opportunity for the development of an association with the goal of unifying and organizing the independent and franchised postal stores and couriers nationwide. These members are electronically connected to other members via our new website, new sales and products.

We believe that an affordable outsourced distribution system is needed to suit consumers’ future needs. We believe that we have positioned ourself to be a contender in the global economy for the next decade with the development of its outsourced and innovative subsidiaries.

We are now positioned as a significant player in the international shipping and transportation industries. By building our divisions through classic outsourcing techniques, our future revenue growth will not be offset by increased overhead.

In just the past few years, we have identified more than 9,000 private postal centers in a network called UniversalPost that produces growing revenue streams for both its members and us. We offer our UniversalPost Network members discounted services from some of the country’s largest vendors, as well as innovative new luggage services that resonate in the world’s present security-conscious travel climate.

Our business strategy is far more than the sum of today’s parts. Our three highly synergistic divisions position us to create an entirely new industry paradigm by offering the private postal industry and consumers value-added services and products, logistical services, equipment leasing and cost-effective delivery of goods and services worldwide.

UniversalPost™ Network, the name for our private postal network, taps the purchasing power of over 20,000 privately owned and operated postal stores to create the nation’s first truly organized and funded private postal system.

Our web-based CRM software system empowers swift delivery of business products and services to the network: commercial mail receiving; office products and supplies; packaging and shipping; copying, imaging, photo finishing and digital services; home office boutique items; and even concierge services.

Universal Express Logistics, Inc. joins our visionary Luggage Express™ service offered through the UniversalPost Network and its Internet-based Virtual Bellhop® luggage pickup and delivery service to free travelers from the stress of dealing with their luggage as they travel across the country and around the world. Today’s target customer is the upscale traveler planning extended stays at destination resorts, but the service is equally appealing to any traveler who prefers not to pay extra airline fees or struggle with heavy and awkward baggage at either end of their trip. When you consider that domestic airline luggage is expected to exceed 3 billion pieces annually, Our revenue potential is substantial as acceptance of luggage transportation services reaches critical mass with further branding and advertising.

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

Universal Express Capital Corp. is a full-service, asset based transportation and leasing service that provides capital acquisition funding for the business sector. We have established strategic alliances with a number of major manufacturing firms in the limousine, livery, small fleet, vehicle rental, delivery truck and van, bus and aircraft industries.

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

We are also affiliated with The Coalition for Luggage Security (the “Coalition”). The Coalition is made of companies and individuals with the mission of creating safer air travel by separating luggage from passengers. The founder and president of the Coalition is Richard Altomare, who is also our CEO and Chairman. Currently, his white paper entitled, “More Safety, Less Hassle for American Travelers: A Private Sector Solution” has been circulated in Congress. You can read more about the Coalition and this white paper at www.luggagesecuritycoalition.com. You should not consider the contents of this website part of this annual report.

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

PostalNation, a website and primary search engine for all postal store members, vendors and consumers for product and service needs offered through UniversalPost.

On April 25, 2006, Universal Post and PostalNation agreed with QuikDrop International to offer its technology and hardware for eBay marketing for customers of postal store members throughout the United States.

On May 12, 2006, we announced a pilot program for a number of UniversalPost Network/Postal Nation members for the use of R-Post’s registered e-mail secured program.

On August 23, 2006, we announced a UniversalPost Network/Postal Nation program with Enterprise Rent-A-Car.

UniversalPost™ Network- International Courier Service

UniversalPost Network, the International Courier Service, is an alliance of independently owned and operated express courier services operating in 268 cities in 120 countries. UniversalPost Network provides global delivery and services to international firms. This network currently delivers over 650,000 packages per month and is part of the world’s largest independently owned courier network. It is the fifth largest express courier network in the world behind the integrated United States express carriers such as FedEx, UPS and DHL.

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

According to industry estimates, private postal stores alone ship $600 million annually in International packages and without UniversalPost Network are totally dependent upon their suppliers’ shipping. The obvious synergy between UniversalPost, the International Courier Service and UniversalPost Network, the private postal network, enhances our unusual position in the shipping service industry.

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

With over 1.5 billion suitcases presently being checked by domestic passengers, our companies offer significant benefits to the airlines. Customer satisfaction, easier check-in, a secure alternative to curb-side check-in, less congestion in the departure hall and minimizing departure delays, defines our service. The FAA expects the number of airline passengers to double, making domestic luggage exceed 3 billion suitcases. Luggage Express and Virtual Bellhop are indeed poised for luggage-free travel.

Luggage Express is developing an innovative revenue program for the selling of Luggage Express Associate Program (LEAP) territories to investors and business entrepreneurs. The development of this program is in its final stages. We have been working with Francorp, Inc. the premier franchising organization to guide and assist us in the franchising program for its L.E.A.P. (Luggage Express Associate Program) division.

On April 13, 2006, MadPackers, our college shipping and logistics division, launched its promotional tour of universities. On April 25, 2006, Madpackers signed an agreement with Florida Atlantic University.

On May 16, 2006, Luggage Express strategically aligned itself with Preferred Boutique, the newest brand within the Preferred Hotel Group. On May 17, 2006, Luggage Express entered into a partnership with The Association of Corporate Travel Executives, an association that provides global and regional leadership of the business travel industry.

On June 21, 2006, we announced the signing of a contract to purchase Global Trucking Services, a provider of luggage delivery services and trucking services for major airlines serving the Miami, Florida market.

On July 18, 2006, we announced the implementation of the new website for Madpackers, www.madpackers.com. You should not consider the contents of this website part of this annual report.

Universal Express Capital Corp.

The Universal Express family of companies has broadened the nature of its core business by entering the financial services industry via its subsidiary Universal Express Capital Corp. A full service, asset based transportation and equipment lessor, Universal Express Capital Corp. provides capital acquisition funding, in the form of lease financing, to the national business community as well as within the framework of our other affiliates and subsidiaries.

Universal Cash Express

Universal Cash Express, a division of Universal Express Capital Corp., is a leader in the pre-paid PIN based products industry. Cash Express develops products and services for companies wishing to expand their current market penetration into this exciting and growing market segment. Cash Express employs industry experts that are able to advise these companies on which products are desired by this market niche. Cash Express is further able to assist our corporate clients by designing the perfect product for them to accelerate their profit potential.

Universal Express Properties

We announced our real estate division on November 12, 2004. The division concentrates on commercial property acquisitions, commercial loans and other lending activities, and seeks to be the lead investor in private placements, limited partnerships and other activities with a goal to develop a portfolio sufficient to operate the company as a real estate investment trust (REIT).

On February 27, 2006, we announced the signing of a letter of intent to purchase a South Florida based fuel and wholesale jobber, which services 144 gas stations and directly owns 46 of them.

On July 18, 2006, we announced the signing of an agreement to purchase Jacksonville Oil Company, a North Florida oil and gas retailer.

Competition

We believe that the maturation of the Private Postal Network (UniversalPost) will strengthen the profitable atmosphere of this cottage private postal industry. Lack of financial strength and market penetration have prevented some excellent franchisors and independent stores from properly promoting their services. The ability of UniversalPost to create a nationally accepted private postal industry that the American public will embrace and trust should recreate a viable industry. We feel that we can convince through financial discounts the independent and nationwide franchisors that they must self-regulate for consumer acceptance and seize this opportunity to become part of this new cooperative partnership and private postal network.

Industry Background

The future of the industry lies predominately in the international business community and domestic acceptance of private postal stores as a natural cohesive industry. As the world moves towards a Global Economy and trade tariffs begin to break down, we believe that new shipping markets and small business opportunities will be developed and the key ingredients underlying these developments will be transportation and outlets for carriers as well as final mile fulfillment for direct marketing products.

The opportunities to expand our corporate scope are limitless due to shipping, logistical distribution needs and growth of services through the world.

The transportation industry has already developed the necessary infrastructure and continues to grow. We believe that the missing ingredients needed to make this industry improve are packaging, logistics and inexpensive residential locations.

We believe that a nationwide organized domestic fulfillment network with an affordable international delivery system can become a key player in the global economy. We have positioned ourself to be that public player in this lucrative market. Members of UniversalPost provide the public with a complement to the U.S. Post Office for many retail postal services. In addition, our service centers offer individuals and business customers a variety of personal, business and communications services and merchandise.

Management

Mr. Richard A. Altomare has been our President and CEO since May 1992, upon appointment by the U.S. Bankruptcy Court for the Eastern District of New York (the “Reorganization Court”) for Packaging Plus Services, Inc. (our predecessor company) during Packaging Plus Services, Inc.’s reorganization, completed in May of 1994. Mr. Altomare directs our business, and is continuing to build a multi-faceted company foundation for future growth in the global marketplace. He envisions a synergistic company capable of creating a profitable partnership between packaging store owners and their carriers, as well as building innovative businesses in the logistics, commercial vehicles capital funding and leasing and transportation fields.

Trade Marks and Service Marks

We are the owner of tradenames, trademarks and service marks for the names and marks Universal Express®, USXP®, Private Postal Network®, USXP Capital®, USXP Cash Express™, USXP Logistics™, UniversalPost™, Luggage Express®, Virtual Bellhop®, MadPackers™, USXP Logistics™, USXP PostalNation™ Platinum™ and USXP Transportation™.

Employees

As of June 30, 2006, we had 37 employees. We have not experienced any work stoppages, and we consider our relations with our employees to be excellent. To facilitate its UniversalPost Network, USXP Capital, Luggage Express, MadPackers and UniversalPost International Delivery expansion plans, management expects to engage in significant hiring of management, sales, operational and support personnel during 2006 and beyond.

ITEM 2

DESCRIPTION OF PROPERTIES

Our corporate headquarters is located at 1230 Avenue of the Americas, New York, New York, with operating and administrative offices at 5295 Town Center Road, Boca Raton, Florida.

ITEM 3

LEGAL PROCEEDINGS

We filed a lawsuit for $168 million in 2003 against North American Airlines and its President Mr. McKinnon in New York Supreme Court, Queens County, New York, for breach of contract and fraud, plus punitive damages. This suit was predicated upon Mr. McKinnon’s actions following the signing of a contract for us to purchase this charter airline, the breach of that contract in various ways by Mr. McKinnon and Mr. McKinnon’s attempts to frustrate the accomplishment of the proposed acquisition. This case is pending.

In 2005, we filed a lawsuit for $269 million against Capitalliance Financial Services and individuals and firms associated with Capitalliance in New York Supreme Court, New York County. This suit was predicated upon a series of failed transactions proposed to us, which were grounded on fraud, misrepresentation and a series of forged instruments and documents. This case is pending.

In 2006, we brought an action in New York Supreme Court, County of Albany, for $160 Million against Coach Industries Group and related companies. This suit is predicated on fraud and breach of contract, with respect to the violation of a “right of first refusal” we had to purchase a courier management company, Corporate Development Services (formerly, SubContracting Concepts, Inc.). This case is pending.

On March 2, 2004, we brought suit against the SEC in federal court in Florida seeking damages from “naked shorting” of its shares and other matters. Thereafter, on March 23, 2004, the SEC brought an action in federal court in New York against certain of our officers. These matters are pending. We and our president have been leading opponents of the growing “naked shorting” scandal for ten years and has joined with many other public companies in focusing on this national problem in press releases and public forums. It is significant that we have received very substantial jury verdicts and judgments concerning this problem, as indicated below.

On July 26, 2001, a jury in the Circuit Court of the Eleventh Circuit, Dade County, Florida awarded the Company a damage verdict after trial, of $87,622,000 compensatory damages, $275,000,000 punitive damages and $26,286,000 pre-judgment interest, or a total judgment entered of $389 Million, against Select Capital and various stock manipulators and “naked shorters.” This judgment continues to grow with post-judgment interest. On August 23, 2003, another jury in the Circuit Court, Dade County, Florida, after trial, awarded another verdict to us in the total amount of $137 Million, against South Beach Financial and related stock manipulators and “naked shorters”. Judgment was entered in favor of the Company upon this verdict. This judgment continues to grow with post-judgment interest. These judgments were non-appealable. Our collection efforts with respect to these judgments are ongoing, and we believe that the judgments are substantially collectable.

We are involved in several lawsuits with vendors, suppliers, and professionals. We dispute all these claims. We believe that the disposition of these matters will not have a material adverse effect on our financial position.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No meeting of shareholders was held during the year.

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our class A common stock has been trading under the symbol “USXP” on the automated quotation system maintained by the National Quotation Bureau, Inc. (the “Bulletin Board”).

The following table sets forth the range of high and low bid quotations on the Bulletin Board for the common stock during the quarterly periods of the current period. The source of these quotations is the National Quotations Bureau, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Bid
Quarter Ended	Low	High
9/30/05	$0.0006	$0.003
12/31/05	$0.0003	$0.001
3/31/06	$0.0004	$0.037
6/30/06	$0.004	$0.014

As of June 30, 2006, there were over 15,000 holders of record of our common stock.

The transfer agent and registrar of our common stock is Continental Stock Transfer & Trust Company.

ITEM 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including sales levels, distribution and competition trends and other market factors.

Overview

Management is continually concentrating on raising new capital to further develop the UniversalPostNetwork/Postal Nation, our multi-faceted national private postal business centers nationwide connected through the World Wide Web, and for future acquisitions.

Management views this year as a period of growth based upon its decision to concentrate on core business development through the UniversalPost Network/Postal Nation, Virtual Bellhop®, Luggage Express™, MadPackers™, UniversalPost International Delivery and USXP Capital™.

Results of Operations

During the year ended June 30, 2006, our revenues increased 15.3%, from $931,009 in the year ended June 30, 2005, to $1,073,486. We attribute this increase to the improvement in the performance of our luggage business. During the year ended June 30, 2006, our cost of goods sold decreased 9.1%, from $914,404 in the year ended June 30, 2005, to $830,883. We attribute this decrease to better pricing terms, including larger discounts, that we were able to obtain in the year ended June 30, 2006. Due to our increased revenues and decreased cost of goods sold, our gross profit increased to $242,603 from $16,605.

During the year ended June 30, 2006, our selling, general and administrative expenses increased 37% to $5,445,311 from $3,973,999 in the year ended June 30, 2005. We attribute the increase in these expenses to the larger number of employees and increase in overall operating costs in the year ended June 30, 2006 compared to the prior year. Our amortization of deferred compensation increased 117% to $12,434,041 in the year ended June 30, 2005 compared to $5,732,540 in the prior year. This increase was generally due to the timing of payments which came due under various employment contracts and contracts with outside advisors and consultants. For these reasons we also expect this increase to continue in the year ended June 30, 2007. Our stock based compensation also increased substantially in the year ended June 30, 2006 compared to the prior year, increasing 258%, to $1,245,876 from $348,431, as a result of the greater amount of stock that we used to pay for various outside services compared to the prior year. Our depreciation expense was virtually unchanged in the year ended June 30, 2006 compared to the prior year.

In the year ended June 30, 2006, our loss recoupment from discontinued operations increased 188%, to $27,500 from 9,545, compared to the year ended June 30, 2005. This increase was the result of the collection of amounts owed to us in the settlement in the suit involving the sale of Downtown Theater Ticket Agency, Inc. In the year ended June 30, 2006 we had no income from the sale of a subsidiary, compared to the year ended June 30, 2005 when we earned $54,133 from the sale of Downtown Theater Ticket Agency, Inc. We had other income of $25,000 due to insurance payments in the year ended June 30, 2006, but we had no other income in the prior year. Our interest income in the years ended June 30 2006 and 2005 was essentially the same. In the year ended June 30, 2006, our interest expense increased 117%, to 46,021 from 21,166, due to a combination of increased borrowing and higher interests rates on these borrowings.

As a result of the factors described above, particularly the $12,434,041 of amortized deferred compensation, our net comprehensive loss for the year ended June 30, 2006 increased 89% to $18,899,026 from $9,985,868.

Liquidity and Capital Resources

During the twelve-month period ended June 30, 2006, our financing activities provided $8,686,856 while we used $6,532,973 in our operating and investing activities.

Our working capital equity for fiscal 2006 was $1,312,543 compared with a deficiency of $2,200,428 in fiscal 2005.

Until the UniversalPost Network/Postal Nation, Virtual Bellhop, Luggage Express, MadPackers, USXP Capital and UniversalPost International Delivery are fully developed, we will continue to rely on equity and debt raises to fund our operations. We are continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital. Our future business operations will require additional capital.

Management is presently exploring methods to increase available credit lines as well as methods to increase working capital through both traditional and non-traditional debt services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7

FINANCIAL STATEMENTS

Our audited financial statements for the current period are found on the next succeeding pages of this Report on Form 10-KSB.

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

/s / Durland & Company, CPAs, P.A.

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

The Company has generated losses to date. This factor among others raises substantial doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Universal Express Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Year Ended June 30,

	2006	2005

Revenues	$1,073,486	$931,009
Cost of Goods Sold	830,883	914,404
Gross Profit	242,603	16,605

OPERATING EXPENSES
Selling, General and Administrative	5,445,311	3,973,999
Amortization of Deferred Compensation	12,434,041	5,732,540
Stock Based Compensation	1,245,876	348,431
Depreciation	39,583	35,281
Total Operating Expenses	19,164,811	10,090,251

OPERATING LOSS	(18,922,208)	(10,073,646)

Other Income (Expense)
-
Loss Recoupment from Discontinued Operations	27,500	9,545
Income from Sale of Subsidiary	-	54,133
Other Income	25,000	-
Interest Income	43,462	45,266
Interest Expense	(46,021)	(21,166)
Total other income (expense)	49,941	87,778

TAX PROVISIONS	-	-

Net Loss	(18,872,267)	(9,985,868)

COMPREHENSIVE LOSS - Net of tax	(26,759)	-

NET COMPREHENSIVE LOSS	$(18,899,026)	$(9,985,868)

LOSS PER SHARE
Net Loss	$(0.00)	$(0.01)
Comprehensive Loss	$(0.00)	$-
Net Comprehensive Loss	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,670,235,320	1,185,567,376

See accompanying notes and accountants' report.

Universal Express Inc, and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended June 30

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,899,026)	$(9,985,868)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	39,583	35,281
Amortization of Deferred Compensation	12,434,041	5,732,540
Common shares issued for services	1,245,876	348,431
Forgiveness of officer loan	74,185	77,345
Issuance of stock for Bonus	98,500	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,502)	(24,144)
(Increase) decrease in other current assets	(523,756)	(63,300)
(Increase) decrease in other receivables	-	7,700
(Increase) decrease in notes receivables	6,460	(344,523)
(Increase) decrease in loan to officers	(43,398)	(45,247)
(Increase) decrease in other assets	(15,063)	(3,250)
Increase (decrease) in accounts payable and accrued expenses	72,757	17,280
Increase (decrease) in accrued officers salary	(933,010)	(43,258)
Increase (decrease) in accrued interest	27,428	19,241

Net cash provided (used) by operating activities:	(6,424,925)	(4,271,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Credit Card Line of Credit	-	20,315
Purchase of property and equipment	(108,048)	(71,435)
Net cash provided (used) by investing activities	(108,048)	(51,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit payments	(5,034)	(7,075)
Credit Card Line of Credit payments	(20,316)	-
Notes payable payments	(9,400)	(7,500)
Long Term Debt payments	(35,814)	(30,431)
Issuance of common stock for cash	2,311,394	630,000
Issuance of stock rights for cash	6,375,462	3,657,000

Net cash provided by financing activities	$8,616,292	$4,241,994

Net increase (decrease) in cash and equivalents	2,083,319	(80,898)
CASH and equivalents, beginning of period	19,140	100,038

CASH and equivalents, end of period	$2,102,459	$19,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$18,594	$1,925

Non-Cash Financing Activities:
Issuance of common stock for deferred compensation	16,954,635	10,539,059
Issuance of common stock for loan Repayment	-	400,000
Issuance of common stock for Conversion of Stock Rights	59,000	50,000

See accompanying notes and accountants' report.

Universal Express Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock		Class B Stock		Paid In Capital	Stock Rights	Treasury Stock		Accumulated Deficit	Other Comprehensive Income	Deferred Services	Totals
	# of Shares	$ Amount	# of Shares	$ Amount			# of Shares	$ Amount
BALANCE JUNE 30, 2004	718,265,970	$3,591,330	1,280,000	$6,400	$51,583,289	$7,427,962	40,000	$(14,350)	$(48,960,200)	$(119,700)	$(9,519,969)	$74,763

Sale of Common Stock	44,666,667	223,333			406,667							630,000

Common Shares Issued for Deferred Serv.	1,234,241,921	6,171,210			4,367,849						(10,539,059)	(0)

Amortization of Deferred Services											5,732,540	5,732,540

Common Shares Issued for Services	31,587,500	157,938			190,493							348,431

Common Shares Issued for Repayment of Loans	33,000,000	165,000			235,000							400,000

Common Shares Issued for Warrants	-	-										-

Common Shares Issued for Accrued Officers Salary												-

Common Shares Issued for Collateral		-

Common Shares Issue for Stock Rights	1,666,666	8,333			41,667	(50,000)						0

Cash Received for Stock Rights						3,657,000						3,657,000

Common Shares Issued for Notes Payable	-	-										-

Unrealized Loss on Marketable Securities												-

Net Loss									(9,985,868)			(9,985,868)

BALANCE JUNE 30, 2005	2,063,428,724	10,317,144	1,280,000	6,400	56,824,965	11,034,962	40,000	(14,350)	(58,946,068)	(119,700)	(14,326,488)	856,866

Sale of Common Stock	3,466,847,620	17,334,238			(15,022,844)							2,311,394

Common Shares Issued for Deferred Serv.	6,564,701,500	32,823,508			(15,868,872)						(16,954,635)	-

Amortization of Deferred Services											12,434,041	12,434,041

Common Shares Issued for Services	569,743,000	2,848,715			(1,602,839)							1,245,876

Common Shares Issued for Bonuses	2,462,500	12,313			86,187							98,500

Common Shares Issue for Stock Rights	2,950,000	14,750			44,250	(59,000)						-

Cash Received for Stock Rights						6,375,462						6,375,462

Net Loss	10,606,704,620	53,033,523	-	-	(32,364,118)	6,316,462	-	-	(18,872,267)	(26,759)	(4,520,594)	3,566,247

BALANCE JUNE 30, 2006	12,670,133,344	$63,350,667	1,280,000	$6,400	$24,460,847	$17,351,424	40,000	$(14,350)	$(77,818,335)	$(146,459)	$(18,847,082)	$4,423,112

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

On January 2, 2001, USXP sold its 51% interest in SkyWorld International Couriers, Inc. ("SkyNet") in exchange for 400,000, a non-exclusive license to sublicense the SkyNet name in connection with an international courier service in the United States, and delivery service credits of $700,000 provided that USXP shall not use more than $50,000 in credits in any one month, unless authorized by SkyNet. Through June 30, 2005 the Company has used $20,177 & June 30, 2006 $32,506 of the aforementioned credits. Total credits used to date are $52,683. These credits are classed as income as used.

On May 11, 2001 USXP sold all of the assets of its subsidiary Downtown Theater Ticket Agency, Inc. ("DTTA") for $50,000 and a promissory note of approximately $392,000 payable over approximately 33 years. The present value of this note using a 9% discount rate is $119,402. Due to the uncertainty of collectability and the non-recourse nature of this long-term note the Company has recorded a reserve of $111,702, resulting in an unreserved other receivable of $7,700, representing approximately 1 year of payments. The Company did not receive any payments on this note after July 2001, and filed a lawsuit to collect. This suit was settled after June 30, 2004, and the Company received an initial payment under the settlement of $60,000, and another $55,000 to be paid $1,833 per month for 30 months. As of June 30, 2006, the Company has received $89,333 of this amount.

In addition, USXP owns several other subsidiaries with little or no activity and seeks new acquisitions which will complement the PBC Network.

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill
Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their net assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. At June 30, 2006, the Company believes that there has been no impairment of goodwill. This subsidiary is vital to the revenues generated in our luggage division and as such it is still a very valuable asset to the Company.

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

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2.5% quarterly) of the outstanding balance of the Company loans to such officer, commencing January 2, 2001. These loans bear interest at the applicable federal rate, which approximated 6%. As of June 30, 2006 the amount owed under such loan is $722,709.

NOTE 4 - RELATED PARTY RECEIVABLES

As of June 30, 2006, the Company had advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company. These loans were advanced from 1999-2003, pursuant to the First Amended Plan of Reorganization of Packaging Plus Services, Inc., that the Reorganization Court approved in February 18, 1994 (the “Reorganization Plan”) and the Long Term Employment Agreement part of the Reorganization Plan, which authorized the Chief Executive Officer of the Company to receive loans from the Company. In 1999, at the recommendation of the Company’s then accountants, all future loans under the Reorganization Plan and Employment Agreement for the Chief Executive Officer were recorded in the name of his spouse. The Company feels that there is adequate security for the advances based on the relationship of the borrower to the Chief Executive Officer of the Company.

NOTE 5 - NOTES RECEIVABLES

These notes are from previous acquisitions of Universal Jet Aviation and Bags To Go. These acquisitions were resold immediately to the former owners within the same acquisition period. The note due from Universal Jet Aviation is $631,305 and Bags To Go is $216,748. The Company believes these notes are collectable and are pursuing avenues to collect them.

NOTE 6 - MARKETABLE INVESTMENT SECURITIES

Cost and fair value of the Company's investment in available for sale equity securities as of June 30, 2006 are as follows:

AMORTIZED COSTS	GROSS UNRELATED LOSS	FAIR VALUE
$ 120,000	$ (119,700)	$ 300
$ 200,000	$ (26,759)	$ 173,241

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consists of the following:

Leasehold improvements	$47,028
Office equipment	153,389
Furniture and fixtures	98,490
Vehicles	75,061

373,968
Less accumulated depreciation and amortization	167,136

$206,832

NOTE 8 - OTHER CURRENT ASSETS

Other current assets as of June 30, 2006 consist of the following:

Prepaid legal fees	$170,000
Employee advance	20,315
Deposit	92,000
Escrow deposits	275,000
Investment	173,541

$730,856

Escrow deposits are earnest monies deposited on three separate real estate transactions. All three deposits were returned to the Company subsequent to year-end as each transaction failed to go forward.

NOTE 9 - NOTES PAYABLE

Notes payable at June 30, 2006 consist of the following:

Note payable, due upon demand, bearing interest
at rate of 18% per annum	$25,000
Notes payable, due upon demand, bearing interest
at a rate of 18% per annum	22,500

$47,500

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - BANK LINE OF CREDIT

The Company has a line of credit under which the bank has agreed to make loans up to $70,000 at 1.75% above the prime interest rate. At June 30, 2006, the outstanding balance on the line of credit was $13,018.

NOTE 11 - LONG-TERM DEBT

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

NOTE 12 - CONVERTIBLE DEBENTURE

The Company issued a $100,000 convertible debenture in 1997. Such debenture is still outstanding and bears interest at 18% per annum. Any payment or conversion of this debenture is disputed by the Company.

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - INCOME TAXES

At June 30, 2006 the Company had approximately $77,000,000 of net operating loss carry forwards expiring beginning in 2009 through 2026. A substantial amount of the carry forwards are subject to annual limitations pursuant to provisions contained in the Internal Revenue Code

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

which become effective when an "ownership change", such as the ownership change effected pursuant to the Reorganization Plan occurs. To the extent that such net operating losses are not utilized in a particular year, such amounts become available to increase the following year's limitations.

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

The Provision for Income Taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	JUNE 30,
	2006	2005

Benefit computed at the statutory rate	$2,400,000	$4,000,000
Losses for which no benefit recognized	(2,400,000)	(4,000,000)

Benefit recorded	$0	$0

NOTE 15 - STOCKHOLDERS' EQUITY

The Company's Class B common shares (of which 3,000,000 shares have been authorized) provide for one and one-third votes per share. If the Company's current Chief Executive Officer exercises any stock options pursuant to the Company's stock option plan, or if the officer receives other shares of common stock pursuant to his employment agreement with the Company in lieu of stock options, the aggregate number of votes to which the initial 1,500,000 Class B.

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 16 - TREASURY STOCK

The Company has bought an aggregate 50,000 shares from one investor for $18,000. Treasury stock is recorded at cost. The Company has a verbal agreement with such investor to repurchase an additional 200,000 shares at $.60 per share under certain circumstances. During the years ended June 30, 2006 the Company retired 0 shares of treasury stock.

NOTE 17 - STOCK RIGHTS

Stock rights represent amounts received from investors for their future rights to purchase restricted shares of stock of the Company at prices to be negotiated with the Company at a future date. At such future date, as determined by the investor, the investor will determine with the Company the price for the shares and the investor and the Company will enter into a Subscription Agreement for the price per share and the amount of the restricted shares will be set forth in the Subscription Agreement. Sometime thereafter, the amount of the restricted shares set forth in the Subscription Agreement will be issued from Treasury and transmitted to the investor. The future price for the shares are determined by the investor and the Company dependent on the prospects for the Company, its development and other factors. The purchase price for shares under these Subscription Agreements have varied from $.0003 to $0.32 per share.

NOTE 18 - COLLATERAL STOCK

This stock was given as collateral for part of the purchase price for the proposed acquisition of North American Airlines in 2003. This matter is presently in litigation.

NOTE 19 - DEFERRED COMPENSATION

Deferred Compensation is Stock issued to advisors for future services under an agreement for a specific term. The terms range anywhere from 3 months to 10 years. The stock is valued at

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

market price on the date of issuance and is amortized and expensed based on the terms of the agreement.

NOTE 20 - SEGMENT INFORMATION

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

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable, convertible debt and accrued expenses approximate fair value based on the short-term maturity of these Instruments.

NOTE 22 - LEGAL PROCEEDINGS

The Company filed a lawsuit in New York against North American Airlines and its principal for $168,000,000 plus damages. The suit is pending.

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 23 - LEGAL PROCEEDINGS, continued

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

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 15, 2006, our independent auditor, Durland & Company, CPAs, PA (“Durland”), resigned unexpectedly, and on July 21, 2006, we engaged Pollard-Kelly Auditing Services, Inc. (“Pollard”) as our new independent auditor. Our board of directors approved the engagement of Pollard on July 21, 2006. During the fiscal years 2004 and 2005 and through July 21, 2006, we had no disagreements with Durland on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. Durland’s audit report for each of the fiscal years 2004 and 2005 contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 8A

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, with the participation of our chief executive officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our chief executive officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A.  DIRECTORS

Pursuant our Bylaws, the authorized number of members of our board of directors is five (5). Our sole director at present is Richard A. Altomare, whose biographical information is set forth below.

B.  EXECUTIVE OFFICERS

The following table sets forth certain information concerning the persons who will serve as our executive officers or certain of our subsidiaries. Each such person shall serve at the pleasure of the our board of directors.

Name	Age	Position

Richard A. Altomare	58	Chairman and CEO

Richard A. Altomare. Mr. Altomare, is our chairman and chief executive officer. Along with our wholly owned subsidiary the UniversalPost Network/Postal Nation, we are a leader of the $7 billion private postal industry. Its division, the UniversalPost International Courier System is engaged in international shipping. Previously, Mr. Altomare was an investment banker specializing in real estate, bankruptcy reorganizations and equipment transactions. Mr. Altomare also owned and operated professional sports teams. He served in the U.S. Marine Corps. and U.S. Army specializing in communications and intelligence. Mr. Altomare attended Adelphi and Hofstra University and has been a political candidate for U.S. Congress and served on numerous corporate Boards.

C. COMPLIANCE WITH SECTION 16(a)

Based on a review of forms submitted to us during and with respect to the current period, we are not aware of any director, officer, or beneficial owner of more than 10% of any class of our equity securities that failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the current period.

ITEM 10

EXECUTIVE COMPENSATION

A.  COMPENSATION OF EXECUTIVE OFFICERS.

The following table sets forth information concerning the annual and long-term compensation of our chief executive officer and other individuals acting in a similar capacity for the past five fiscal years. No other information is included regarding compensation paid to other executive officers during such five year period because no such executive officer earned annual or long-term compensation in excess of $100,000. Except as set forth in the tables following, no bonus, other annual compensation, long-term compensation (in the form of restricted stock awards, options, stock appreciation rights, long-term incentive plans, or otherwise), or other forms of compensation were paid to our chief executive officer, any other individuals acting in a similar capacity, or any other executive officer at any time during such periods as are reflected in the tables (and accompanying notes) set forth below. Accordingly, as permitted by Item 402(a)(5) of Regulation S-B, tables or columns otherwise required have been omitted from this annual report where there has been no compensation awarded to, earned by, or paid to any of the named executives required to be reported in that table or column in any fiscal period covered by that table.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards

(a)	(b)	(c)	(d)	(e)	(f)
Name & Principal Position	Fiscal year	Annual Salary	Annual Bonus	Other Annual Compensation	# of Options

Richard A. Altomare	2002	300,000	$0	$0	0
Chairman & CEO	2003	300,000	$0	$0	0
	2004	500,000	$0	$0	0
	2005	600,000	$0	$0	0
	2006	650,000	$0	$0	0

During our reorganization commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $650,000. For fiscal year ended June 30, 2006, Mr. Altomare received $650,000 in cash compensation under his employment agreement.

OPTION GRANTS IN CURRENT PERIOD

Individual Grants

(a)	(b)	(c)	(d)	(e)

Name	Options Granted	% of Total Options Granted to Employees in Current Period	Exercise Price	Expiration Date

Richard A. Altomare
Chairman & CEO	0	0	0	0

AGGREGATED OPTION EXERCISES
IN CURRENT PERIOD AND FY-END OPTION VALUES

(a)	(b)	(c)	(d)	(e)

Name	Shares acquired on Exercise (#)	Value Realized ($)	# of unexercised options at FY-end(#) Exercisable/ Unexercisable	value of unexercised in-the-money options at FY-end($) Exercisable/ Unexercisable

Richard A. Altomare
Chairman & CEO	0	0	0/0	0/0

B.  COMPENSATION OF DIRECTORS

In our current period, there were no arrangements pursuant to which any director was compensated for any service provided as a director.

C.  EMPLOYMENT CONTRACTS AND RELATED MATTERS

We have an employment contract with Mr. Altomare that was approved by the Reorganization Court as part of our Reorganization Plan, which currently provides an annual base salary of $650,000. The employment agreement with Mr. Altomare provides that in the event Mr. Altomare’s employment is terminated at any time within nine months following a “change of control event”, as defined therein and generally described below, (i) his salary benefits for the remaining term of the agreement shall be accelerated and (ii) he shall receive shares of class A common stock equal to 10% of all outstanding shares of our class A and class B common stock, assuming all unexercised and outstanding warrants had been exercised. For purposes of the employment agreement with Mr. Altomare, a “change of control event” shall be deemed to have occurred in the event of (A) a merger or consolidation involving us in which we are not the surviving corporation, (B) the sale of all or substantially all of our assets, or (C) the acquisition by any individual, entity or group not affiliated with Mr. Altomare directly or indirectly becoming the beneficial owner of 20% or more of the combined voting power of our then outstanding voting securities. The employment agreement further provides certain restrictive covenants and nondisclosure obligations upon Mr. Altomare during the term of the agreement.

The board agreed to forgive 10% per year of the outstanding balance of the Company loans to such officer, commencing January 2, 2001 as long as the officer continues in our service. Such loan had a balance of $722,709 as of June 30, 2006.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

We know of no stockholder that beneficially owns, as of June 30, 2006, more than five percent of our class A common stock. This information is based on 12,670,133,343 shares of class A common stock issued and outstanding as of June 30, 2006. For purposes of this section, we assume that all 1.28 million shares of class B common stock, each share of which is convertible into one share of class A common stock under certain circumstances as set forth in our articles of incorporation, have been so converted.

B.  SECURITY OWNERSHIP OF MANAGEMENT

The table below sets forth information with respect to the number of shares of our class A common stock that are beneficially owned by each director and executive officer and by all of our directors and officers as a group as of June 30, 2006. This information is based on 12,670,133,343 shares of class A common stock issued and outstanding as of June 30, 2006. For purposes of this section, it is assumed that all 1.28 million shares of class B common stock (par value $.005), which are convertible into class A common stock under certain circumstances as set forth in our Articles of Incorporation, have been so converted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Common Stock
Richard A. Altomare
5295 Town Center Rd. Boca Raton, FL 33486	22,990,173 shares	.0018%

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard A. Altomare, our chairman and chief executive officer, served from 1991 until May 11, 1994 as advisor and reorganization consultant to us and the Reorganization Court during our reorganization. We and the Reorganization Court appointed Mr. Altomare as chairman and president through a long-term employment agreement, approved by the Reorganization Court as part of our Reorganization Plan, a position he has continually occupied thereafter.

During our reorganization, commencing in 1991 until June 30, 2002, Mr. Altomare received no cash compensation under his employment agreement approved by the Reorganization Court. Such agreement currently entitles him to an annual base salary of at least $650,000. For fiscal year ended June 30, 2006, Mr. Altomare received $650,000 in cash compensation under his employment agreement.

Mr. Altomare’s outstanding loan balance under his employment agreement as of June 30, 2006 is $722,709.

As of June 30, 2006, we have advanced $906,000 to the spouse of the chief executive officer, who is also one of our employees.

ITEM 13

EXHIBITS

(A)	Exhibits

2.1*	Order, dated February 18, 1994, confirming First Amended Plan of Reorganization of Packaging Plus Services, Inc., including confirmed Reorganization Plan and other exhibits.

3.1*	Amended and Restated Articles of Incorporation of Packaging Plus Services, Inc.

3.2**	Certificate of Amendment to Change the Number of Authorized Shares of Stock of Packaging Plus Services, Inc.

3.3**	Certificate of Amendment of the Certificate of Incorporation to Change the Name of Packaging Plus Services, Inc. to Universal Express, Inc.

3.4*	Amended and Restated By-Laws of Packaging Plus Services, Inc.

4.1*	Specimen Class A Common Stock Certificate.

4.2*	Specimen Class B Common Stock Certificate.

4.3**	Specimen Class A Warrant Certificate.

4.4**	Specimen Class B Warrant Certificate.

10.1*	Employment Agreement of Richard A. Altomare.

10.2*	1994 Stock Option Plan.

21.1**	List of Subsidiaries of Registrant.

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications
_______________________
*	Incorporated herein by reference to the Registrant’s Transition Report on Form 10-KSB for the Transition Period from January 1, 1994 through June 30, 1994 (as filed December 12, 1994)

**	Incorporated herein by reference to the Registrant’s Annual Report, as amended, on Form 10-KSB/A for the Annual Period ended June 30, 1999 (as filed January 20, 2000).

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid or accrued the following fees in each of the prior two fiscal years to our principal accountants, for 2006, Pollard-Kelly Auditing Services, Inc. and Durland & Company, CPA’s, P.A., and, for 2005, Durland & Company, CPA's, P.A.:

	Year ended June 30, 2006	Year ended June 30, 2005
Audit fees	$75,500	$71,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Totals	$75,000	$71,000

We have not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, our entire board of directors, in the absence of a formally appointed committee, is, by definition, our audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement, the board obtained from its independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The board also discussed with management and the independent auditors the quality and adequacy of our internal controls. The board reviewed with the independent auditors their management letter on internal controls, if one was issued by our auditors.

The board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The board reviewed our audited financial statements as of and for the years ended June 30, 2006 and 2005 with management and its independent auditors. Management has the sole ultimate responsibility for the preparation of our financial statements, and the respective independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the respective independent auditors and management, the board of directors approved our audited financial statements and recommended that they be included in our annual report on Form 10-KSB for the year ended June 30, 2006, for filing with the Securities and Exchange Commission.

Our principal accountants for the year ended June 30, 2006, Pollard-Kelley Auditing Services, Inc., and, for the year ended June 30, 2005, Durland & Company, CPA's P.A., did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.

SIGNATURES:

In accordance with Section 13 and 15(d) the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL EXPRESS, INC.

Date: December 21, 2006	By:	/s/ Richard Altomare
Richard A. Altomare, Chief Executive Officer
and Chairman of the Board