Form 10QSB
period 2006-12-31
UNIVERSAL EXPRESS INC/
filed 2007-02-20
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED December 31, 2006
                         Commission File Number 0-18094

                             UNIVERSAL EXPRESS, INC.
             (Exact name of Registrant as specified in its charter)

              NEVADA                                  11-2781803
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)

1230 Avenue of the Americas, Suite 771, Rockefeller Center,

New York,                                               10020
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

                                YES |X|    NO |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2006:

--------------------------------------------------------------------------------
                                   $63,833,773
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
Common Stock             Outstanding at December 31, 2006
--------------------------------------------------------------------------------
Class "A"                          15,981,433,343
Class "B"                               1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Balance Sheet - December 31, 2006                                          3

   Consolidated Statement of Operations -
   Six months ended December 31, 2006                                         4

   Consolidated Statement of Cash Flows -
   Six months ended December 31, 2006                                         5

   Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis                                  7
        of Financial Condition and Plan of
        Operations

Item 3. Controls and Procedures                                              14

PART II - OTHER INFORMATION                                                  15

SIGNATURES                                                                   17

                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  December 31,

                                     ASSETS                              2006
                                                                         ----
CURRENT ASSETS:
  Cash and Equivalents                                               $    335,137
  Accounts Receivable, net of reserve of                                  423,853
  Other Current Assets                                                  2,859,576
                                                                     ------------
      Total Current Assets                                              3,618,566
                                                                     ------------
PROPERTY AND EQUIPMENT
  Computers and Equipment                                                 398,602
      Less Accumulated Depreciation                                       (43,251)
                                                                     ------------
          Net Propert and Equipment                                       355,351
                                                                     ------------
OTHER ASSETS:
  Loan to Officer                                                         707,791
  Related Party Receivables                                               906,000
  Notes Receivable                                                        848,053
  Customer List                                                           650,000
  Goodwill                                                              1,558,276
  Other Assets                                                             42,841
                                                                     ------------
      Total Other Assets                                                4,712,961
                                                                     ------------
                                   TOTAL ASSETS                      $  8,686,878
                                                                     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts Payable                                                   $    839,599
  Accrued Expenses
      Trade                                                               178,832
      Interest                                                            297,970
  Bank Line of Credit                                                     322,920
  Accrued Officers' Salary                                                269,231
  Current Portion of Long-Term Debt                                        81,998
  Notes Payable                                                           936,809
  Convertible Debenture                                                   100,000
                                                                     ------------
      Total Current Liabilities                                         3,027,359
                                                                     ------------
  Long-Term Debt, Net of Current Portion                                       --
                                                                     ------------
                                TOTAL LIABILITIES                       3,027,359
                                                                     ------------
MINORITY INTEREST IN SUBSIDIARIES                                        (196,389)

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, $.005 par value; Authorized 16,950,000,000 Shares
    15,981,433,343 Shares Issued,15,981,393,343 Shares Outstanding     79,907,167
  Class B Common Stock, $.005 par value; Authorized 3,000,000
    shares 1,280,000 shares issued and outstanding                          6,400
  Additional Paid-in Capital                                           21,038,087
  Stock Rights                                                         22,389,192
  Treasury Stock, at cost, 40,000 shares                                  (14,350)
  Deferred Compenstation                                              (23,041,472)
  Accumulated  Comprehensive Income (Loss)                               (157,558)
  Collateral Stock                                                     (3,920,000)
  Accumulated Deficit                                                 (90,351,558)
                                                                     ------------
     Total Stockholders' Equity (Deficiency)                            5,855,908
                                                                     ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  8,686,878
                                                                     ============

                 See notes to consolidated financial statements

UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THREE & SIX MONTHS ENDING DECEMBER 31, 2006 AND 2005

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     2006              2005               2006              2005
                                                     ----              ----               ----              ----
Revenues                                       $    992,435.00           281,861          1,474,333    $      501,033
Cost of Goods Sold                                     825,759           227,167          1,139,434           394,690
                                               ----------------------------------------------------------------------
            GROSS PROFIT                               166,676            54,694            334,899           106,343
                                               ----------------------------------------------------------------------
OPERATING EXPENSES
  Selling, General and Administrative                2,298,360           976,560          4,184,999         1,983,380
  Amortization of Deferred Compensation              4,893,003         3,949,454          8,723,850         6,097,733
  Stock Based Compensation                                  --           141,350                 --           324,450
  Depreciation                                          18,236             9,197             36,577            19,700
                                               ----------------------------------------------------------------------
            TOTAL OPERATING EXPENSES                 7,209,599         5,076,561         12,945,426         8,425,263
                                               ----------------------------------------------------------------------
OPERATING LOSS                                      (7,042,923)       (5,021,867)       (12,610,527)       (8,318,920)
                                               ----------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Other Income                                           5,500                --              5,500                --
  Interest Income                                       10,460            10,907             21,030            21,927
  Interest Expense                                      (6,695)           (9,554)           (13,519)          (18,301)
                                               ----------------------------------------------------------------------
                                                         9,265             1,353             13,011             3,626
                                               ----------------------------------------------------------------------
LOSS                                           $    (7,033,658)   $   (5,020,514)   $   (12,597,516)   $   (8,315,294)

  MINORITY INTEREST IN SUBSIDIARIES                     53,422                --             55,609                --
                                               ----------------------------------------------------------------------
NET LOSS                                       $    (6,980,236)   $   (5,020,514)#  $   (12,541,907)   $   (8,315,294)

COMPREHENSIVE LOSS - NET OF TAX                             --                --            (11,099)
                                               ----------------------------------------------------------------------
NET COMPREHENSIVE LOSS                         $    (6,980,236)   $   (5,020,514)   $   (12,553,006)   $   (8,315,294)
                                               ======================================================================
BASIC NET LOSS PER COMMON SHARES               $         (0.00)   $        (0.00)   $         (0.00)   $        (0.00)
                                               ======================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      14,918,840,953     2,000,859,028     14,179,025,192     2,764,413,278
                                               ======================================================================

                 See notes to consolidated financial statements.

                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                 FOR THE SIX MONTHS ENDED DECEMBER 2006 AND 2005

                                                                             2006            2005
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                           $(12,553,006)   $ (8,315,294)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
          Depreciation and amortization                                        43,251          19,700
          Common shares issued for services                                   215,500         324,450
          Amortization Of Deferred Compensation                             8,723,850       6,097,733
          Forgiveness of Officer Loan                                          35,947          37,479
          Adjustment to Net Income                                            (46,925)             --
     Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                         (345,587)        (27,584)
          (Increase) decrease in other current assets                      (2,128,720)          1,152
          (Increase) decrease in notes receivables                                 --           5,000
          (Increase) decrease in loan to officer                              (21,029)        (21,925)
          (Increase) decrease in other assets                                 (12,973)             --
          Increase (decrease) in accounts payable and accrued expenses        (41,910)        112,776
          Increase (decrease) in accrued officers salary                      267,184         (29,973)
          Increase (decrease) in accrued interest                              12,667          13,950
                                                                         ----------------------------
      Net cash provided (used) by operating activities                     (5,851,751)     (1,782,536)
                                                                         ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                                   (66,957)         (1,520)
      Loan From Officer                                                            --         130,000
      Credit Card Line of Credit                                              321,845          29,067
      Notes Payable                                                           983,973              --
      Purchase of Property and Equipment                                     (124,813)             --
      Purchase of Customer List                                              (650,000)             --
      Acquisition of Goodwill                                              (1,301,949)             --
                                                                         ----------------------------
Net Cash provided (used) by investing activities                             (837,901)        157,547
                                                                         ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock for cash                                                       421,500
      Issuance of stock rights for cash                                     5,037,768       1,208,000
      Long term debt payments                                                  (8,831)        (12,500)
      Notes payable payments                                                  (94,664)         (1,500)
      Bank line of credit payments                                            (11,943)         (9,004)
                                                                         ----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   4,922,330       1,606,496
                                                                         ----------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (1,767,322)        (18,493)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   2,102,459          19,140
                                                                         ----------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                           335,137             647
                                                                         ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                         ----------------------------
      Interest paid in cash                                              $        852    $      4,351
                                                                         ============================
NON-CASH FINANCING ACTIVITIES:
      Issuance of common stock for deferred compensation                   12,918,240       3,261,350
      Issuance of common stock for conversion of stock rights                      --          99,000

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

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2006 and the results of operations and cash flows for the six months ended December 31, 2006 have been included.

      The results of operations for the six months ended December 31, 2006, are not necessarily indicative of the results to be expected for the full year ended June 30, 2007.

2.    Segment Information

      Six months ended December 31, 2006:

                                   Transportation/
                   Logistics &       Equipment
                  International       Leasing          Parent
                     Shipping        Brokerage         (Other)     Consolidated
                  -------------    --------------      -------     ------------
Revenue             $1,474,333        $ --0--           $ --0--     $1,474,333
Operating
Income/(Loss)       (1,356,952)         --0--       (11,196,054)   (12,553,006)

      Six months ended December 31, 2005:

                                   Transportation/
                   Logistics &       Equipment
                  International       Leasing          Parent
                     Shipping        Brokerage         (Other)     Consolidated
                  -------------    --------------      -------     ------------
Revenue             $  501,033        $ --0--           $ --0--     $  501,033
Operating
Loss                  (491,106)        (3,345)       (7,820,843)    (8,315,294)

      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.    Capital Stock

      During the quarter ended December 31, 2006 the Company issued 1,987,500,000 shares of common stock. Of such shares issued, 1,953,000,000 were issued for deferred services, and 34,500,000 for services.

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

On October 24, 2006, The Company announced that Virtual Bellhop had entered into a strategic partnership with Windstar Cruises.

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

On December 12, the Company announced the Luggage Express holiday gift card program.

On December 28, the Company announced its sponsorship of the Signalsport BMW race team.

On December 28, the Company announced that Luggage Express had partnered with THEGREENHOUSE luxury destination spas.

On February 5, 2007, the Company a partnership between Luggage Express and Castro Travel, with nine offices from California to London to the Philippines, with some of the largest companies in the world as clients.

                                   MadPackers

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

On December 11, 2006, the Company announced the Madpackers' Holiday Gift Card for discount services for parents and students.

On December 12, 2006, the Company announced Madpackers' Campus Rep program.

On January 29, 2007, the Company announced that Madpackers had acquired Smart Movers, an 11-year old shipping and storing business for college students serving 23 schools in the northeast.

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

                          Universal Express Properties

The Company announced the establishment of its real estate division in 2004. The division will concentrate on commercial property acquisitions, commercial loans and other lending activities, and will seek to be the lead investor in private placements, limited partnerships and other activities with a goal to develop a portfolio sufficient to operate the company as a real estate investment trust
(REIT).

Results of Operations - Six Months ended December 31, 2006.

                                                      Six Months Ended
                                                      ----------------
                                                   2006              2005
                                                   ----              ----
Revenues
Logistics & International shipping -             1,474,333           501,033
Transportation / Equipment -                        -0-               -0-
Leasing                                             -0-               -0-
Other -                                             -0-               -0-

Cost Of Goods Sold                               1,139,434           394,690
Selling, General and Administration              4,184,999         1,983,380
Depreciation & Amortization                         36,577            19,700

During the six months ended December 31, 2006 operating revenues increased to $1,474,333 from $501,033. This increase is due mainly to the acquisition of Global Trucking Services, Inc.

Cost of revenues were $1,139,434 and $394,690 respectively.

Liquidity and Capital Resources - for the six months Ended December 31, 2006.

The net proceeds from investments in the Company was approximately $5,037,768. Approximately $5,851,751 was used in its operating activities.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

            NONE

Item 5.     OTHER INFORMATION -- NONE

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Current Report filed on Form 8-K dated October 18, 2006. Current Report filed on Form 8-K/A dated November 22, 2006.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company's report on Form 10-QSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                              UNIVERSAL EXPRESS, INC.

Date:  February 20, 2007                      /s/ Richard A. Altomare
                                              -----------------------
                                              Richard A. Altomare, President
                                              and Chairman of the Board