Form 10KSB/A
period 2006-06-30
UNIVERSAL EXPRESS INC/
filed 2007-03-26
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-KSB/A
(Amendment No. 3)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB _X_.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_   No____

The issuer had 12,670,133,343 shares of its $.005 par value class A common stock issued and outstanding as of June 30, 2006 and 1,280,000 shares of class B common stock.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes____ No _X_.

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our annual report on Form 10-KSB for the year ended June 30, 2006 to amend our annual report in response to certain requests of the staff of the Securities and Exchange Commission. We have not restated our consolidated financial statements for the periods presented.

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

In the year ended June 30, 2006, we received an additional amount of $27,500 from the settlement of a suit involving the sale of Downtown Theater Ticket Agency, Inc.. The total amount that we received from the settlement through June 30, 2006 is $89,333, including $54,133 that we received in the year ended June 30, 2005. We had other income of $25,000 due to insurance payments in the year ended June 30, 2006, but we had no other income in the prior year. Our interest income in the years ended June 30 2006 and 2005 was essentially the same. In the year ended June 30, 2006, our interest expense increased 117%, to 46,021 from 21,166, due to a combination of increased borrowing and higher interests rates on these borrowings.

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

Universal Express Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Year Ended June 30,

	2006	2005

Revenues	$1,073,486	$931,009
Cost of Goods Sold	830,883	914,404
Gross Profit	242,603	16,605

OPERATING EXPENSES
Selling, General and Administrative	6,691,187	4,322,430
Depreciation and Amortization	12,473,624	5,767,821
Total Operating Expenses	19,164,811	10,090,251

OPERATING LOSS	(18,922,208)	(10,073,646)

Other Income (Expense)

Other Income	25,000	-
Interest Income	43,462	45,266
Interest Expense	(46,021)	(21,166)
Total other income (expense)	22,441	24,100

TAX PROVISIONS	-	-

Net Loss from continuing operations	(18,899,767)	(10,049,546)

Income (net of tax) from discontinued operations	27,500	63,678

Net Income before Comprehensive Items	(18,872,267)	(9,985,868)
COMPREHENSIVE LOSS - Net of tax	(26,759)	-

NET COMPREHENSIVE LOSS	$(18,899,026)	$(9,985,868)

LOSS PER SHARE
Net Loss	$(0.00)	$(0.01)
Comprehensive Loss	$(0.00)	$-
Net Comprehensive Loss	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,670,235,320	1,185,567,376

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

Stock Based Compensation
Financial Accounting Statement No. 123 ("SFAS No. 123), Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations through June 30, 2006. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro-forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company computed the effect on net income and earnings(loss) per share as if the fair value method of accounting had been applied and found the differences immaterial.

Stock Based Compensation, continued
As required by Statement No. 123 the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance. Effective July 1, 2006, the Company will adopt accounting methods described by SFAS No. 123R as required.

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

NOTE 3 - LOAN TO OFFICER

UNIVERSAL EXPRESS, INC.
June 30, 2006
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - RELATED PARTY RECEIVABLES

As of June 30, 2006, the Company had advanced $906,000 to the spouse of the Chief Executive Officer, who is also an employee of the Company. These loans were advanced from 1999-2003, pursuant to the First Amended Plan of Reorganization of Packaging Plus Services, Inc., that the Reorganization Court approved in February 18, 1994 (the “Reorganization Plan”) and the Long Term Employment Agreement part of the Reorganization Plan, which authorized the Chief Executive Officer of the Company to receive loans from the Company. In 1999, at the recommendation of the Company’s then accountants, all future loans under the Reorganization Plan and Employment Agreement for the Chief Executive Officer were recorded in the name of his spouse. The Company feels that there is adequate security for the advances based on the relationship of the borrower to the Chief Executive Officer of the Company. The Company has not yet determined repayment terms of these advances.

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

NOTE 17 - STOCK RIGHTS

Stock rights represent amounts received from investors for their future rights to purchase restricted shares of stock of the Company at prices to be negotiated with the Company at a future date. At such future date, as determined by the investor, the investor will determine with the Company the price for the shares and the investor and the Company will enter into a Subscription Agreement for the price per share and the amount of the restricted shares will be set forth in the Subscription Agreement. Sometime thereafter, the amount of the restricted shares set forth in the Subscription Agreement will be issued from Treasury and transmitted to the investor. The future price for the shares are determined by the investor and the Company dependent on the prospects for the Company, its development and other factors. The purchase price for shares under these Subscription Agreements have varied from $.0003 to $0.32 per share. The terms of the stock rights are only determined at the time the Subscription Agreement is entered into between the investor and the Company.

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

UNIVERSAL EXPRESS, INC.

Date: March 26, 2007	/s/ Richard Altomare
Richard A. Altomare, Chief Executive Officer and Chairman of the Board