Form 10QSB
period 2007-03-31
UNIVERSAL EXPRESS INC/
filed 2007-05-21
CIK 857351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 2007
                         Commission File Number 0-18094

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2007:

--------------------------------------------------------------------------------
                                   $45,635,172
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

--------------------------------------------------------------------------------
   Common Stock                         Outstanding at March 31, 2007
--------------------------------------------------------------------------------
Class "A"                                              21,385,633,343
Class "B"                                                   1,280,000

                             UNIVERSAL EXPRESS, INC.

                                      INDEX


                                                                        PAGE
                                                                        NUMBER
                                                                        ------



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

 Balance Sheet - March 31, 2007                                                3


 Consolidated Statement of Operations -
 Nine months ended March 31, 2007                                              4

 Consolidated Statement of Cash Flows -
 Nine months ended March 31, 2007                                              5

 Notes to Consolidated Financial Statements                                    6


Item 2. Management's Discussion and Analysis                                   7
         of Financial Condition and Plan of
         Operations

Item 3. Controls and Procedures                                               15


PART II - OTHER INFORMATION                                                   15


SIGNATURES                                                                    17



                     UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   March 2007


                                     ASSETS
2007
CURRENT ASSETS:
  Cash and Equivalents                                                $     874,376
  Accounts Receivable, net of reserve of                                    468,670
  Other Current Assets                                                    4,707,383
                                                                      -------------
      Total Current Assets                                                6,050,429
                                                                      -------------

PROPERTY AND EQUIPMENT
   Computers and Equipment                                                  419,471
       Less Accumulated Depreciation                                        (69,312)
                                                                      -------------
          Net Propert and Equipment                                         350,159
                                                                      -------------

OTHER ASSETS:
  Loan to Officer                                                           700,448
  Related Party Receivables                                                 906,000
  Notes Receivable                                                          848,053
  Customer List                                                             650,000
  Goodwill                                                                2,378,276
  Other Assets                                                               79,806
                                                                      -------------
      Total Other Assets                                                  5,562,583
                                                                      -------------

                                                                      -------------
                             Total Assets                             $  11,963,171
                                                                      =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts Payable                                                    $     912,786
  Accrued Expenses
      Trade                                                                 177,670
      Officers' Salary                                                      280,000
      Interest                                                              304,000
  Bank Line of Credit                                                       318,069
  Current Portion of Long-Term Debt                                          81,998
  Notes Payable                                                           1,122,988
  Convertible Debenture                                                     100,000
                                                                      -------------
      Total Current Liabilities                                           3,297,511
                                                                      -------------


  Long-Term Debt, Net of Current Portion
                                                                      -------------
                                                                              --
                                                                      -------------
                             Total Liabilities                           3,297,511
                                                                      -------------

Minority interest in Subsidiaries                                          (218,434)

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, $.005 par value; Authorized 21,950,000,000 Shares
     21,385,633,343 Share Issued,21,385,593,343 Shares Outstanding      106,928,167
   Class B Common Stock, $.005 par value; Authorized 3,000,000
     shares 1,280,000 shares issued and outstanding                           6,400
   Additional Paid-in Capital                                             4,437,027
   Stock Rights                                                          27,385,117
   Treasury Stock, at cost, 40,000 shares                                   (14,350)
   Deferred Compenstation                                               (27,010,201)
   Accumulated  Comprehensive Income (Loss)                                (157,558)
   Collateral StockDeferred Compenstation                                (3,920,000)
   Accumulated Deficit                                                  (98,770,508)

                                                                      -------------
      Total Stockholders' Equity (Deficiency)                             8,884,094
                                                                      -------------

                                                                      -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $  11,963,171
                                                                      =============

                 See notes to consolidated financial statements




                    UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THREE & NINE MONTHS ENDING MARCH 31, 2007 AND 2006


                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             2007              2006               2007               2006

  Revenues                                           $      1,212,929    $        306,911    $      2,687,262    $        807,944
  Cost of Goods Sold                                          969,251             225,573           2,108,685             620,263
                                                     ----------------------------------------------------------------------------
                     Gross Profit                             243,678              81,338             578,577             187,681
                                                     ----------------------------------------------------------------------------

   OPERATING EXPENSES
    Selling, General and Administrative                     8,667,689           4,648,291          21,576,538          13,053,854
    Depreciation                                               21,053               9,518              57,630              29,218
                                                     ----------------------------------------------------------------------------
                     Total Operating Expenses               8,688,742           4,657,809          21,634,168          13,083,072
                                                     ----------------------------------------------------------------------------

  Operating Loss                                           (8,445,064)         (4,576,471)        (21,055,591)        (12,895,391)

 OTHER INCOME (EXPENSE)
   Other Income                                                  --                 1,991               5,500               1,991
   Interest Income                                             10,351              10,854              31,381              32,781
   Interest Expense                                            (6,283)            (14,246)            (19,802)            (32,547)
                                                     ----------------------------------------------------------------------------
                     Total  Other Income (Expense)              4,068              (1,401)             17,079               2,225
                                                     ----------------------------------------------------------------------------
  Loss                                               $     (8,440,996)   $     (4,577,872)   $    (21,038,512)   $    (12,893,166)

      Minority Interest in Subsidiaries                        22,046                --                77,655                --

                                                     ----------------------------------------------------------------------------
  Net Loss                                           $     (8,418,950)   $     (4,577,872)   $    (20,960,857)   $    (12,893,166)

  COMPREHENSIVE LOSS - Net of Tax                                --                                   (11,099)               --

                                                     ----------------------------------------------------------------------------
  NET COMPREHENSIVE LOSS                             $     (8,418,950)   $     (4,577,872)   $    (20,971,956)   $    (12,893,166)
                                                     ============================================================================


BASIC NET LOSS PER COMMON SHARES                     $          (0.00)   $          (0.00)   $          (0.00)   $          (0.01)
                                                     ============================================================================

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            18,407,009,431       1,633,672,972      17,011,470,844       4,130,564,405
                                                     ============================================================================

SG&A includes Amortizaion of Deferred Compensation of $14,175,061

                        See notes to consolidated financial statements.



                     UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                  FOR THE NINE MONTHS ENDED MARCH 2007 AND 2006

                                                                                 2007           2006
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                            $(20,971,956)   $(12,893,166)
         Adjustments to reconcile net loss to net cash
          used by operating activities:
               Depreciation and amortization                                       69,312          29,218
               Common shares issued for services                                  215,500         879,576
               Amortization Of Deferred Compensation                           14,175,061       8,557,971
               Issuance of stock for Bonus                                           --            98,500
               Forgiveness of Officer Loan                                         53,643            --
               Adjustment to Net Income                                             8,682            --
      Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable                        (390,404)          5,174
               (Increase) decrease in other current assets                     (3,976,527)       (320,401)
               (Increase) decrease in notes receivables                              --             5,000
               (Increase) decrease in loan to officer                             (31,381)         23,210
               (Increase) decrease in other assets                                (49,938)          1,000
               Increase (decrease) in accounts payable an accrued expenses         30,115          48,285
               Increase (decrease) in accrued officers salary                     277,953        (163,070)
               Increase (decrease) in accrued interest                             18,697          20,790

                                                                             ----------------------------
      Net cash provided (used) by operating activities                        (10,571,243)     (3,707,913)
                                                                             ----------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                                       (66,957)         (1,520)
      Purchase of Property and Equipment                                         (145,682)           --
      Purchase of Customer List                                                  (650,000)           --
      Acquistion of Goodwill                                                   (2,199,603)           --

Net Cash provided (used) by investing activities                               (3,062,242)         (1,520)
                                                                             ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock for cash                                         1,000,000         691,500
      Issuance of stock rights for cash                                        10,033,693       4,361,500
      Long term debt payments                                                      (8,831)        (34,146)
      Notes payable (payments)                                                  1,075,489          (4,500)
      Bank line of credit  (payments)                                             305,051          (3,922)
      Credit Card Line of Credit payment                                             --           (20,316)

                                                                             ----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      12,405,402       4,990,116
                                                                             ----------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                (1,228,083)      1,280,683
CASH and Equivalents, beginning of period                                       2,102,459          19,140

                                                                             ----------------------------
CASH and Equivalents, end of period                                               874,376       1,299,823
                                                                             ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid in cash                                                         1,105           6,984
Non-Cash Financing Activities:
      Issuance of common stock for deferred compensation                       22,338,180      10,106,830
      Issuance of common stock for conversion of stock rights                        --           139,000




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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2007 and the results of operations and cash flows for the nine months ended March 31, 2007 have been included.

     The results of operations for the nine months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year ended June 30, 2007.

2.       SEGMENT INFORMATION

     Nine months ended March 31, 2007:

                               TRANSPORTATION/
                  LOGISTICS &     EQUIPMENT
                INTERNATIONAL      LEASING        PARENT
                  SHIPPING       BROKERAGE       (OTHER)       CONSOLIDATED
                  --------       ---------       -------       ------------

Revenue          $2,687,262     $  --0--         $  --0--       $2,687,262
Operating
Income/(Loss)    (2,404,170)       --0--       (18,567,786)    (20,971,956)

   Nine months ended March 31, 2006:


                               TRANSPORTATION/
                  LOGISTICS &     EQUIPMENT
                INTERNATIONAL      LEASING        PARENT
                  SHIPPING       BROKERAGE       (OTHER)       CONSOLIDATED
                  --------       ---------       -------       ------------

Revenue            $807,944      $ --0--          $ --0--         $807,944
Operating
Loss             (1,437,428)       --0--       (11,455,738)    (12,893,166)

      Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.       CAPITAL STOCK

     During the nine months ended March 31, 2007 the Company issued 8,715,500,000 shares of common stock. Of such shares issued, 670,000,000 were sold, 7,985,000,000 were issued for deferred services and 60,500,000 were issued for services.




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

On March 2, 2007, the Company announced that its sponsored Grand Am, Luggage Express Sigalsport BMW race team had set a track record in practice laps in Mexico City.

On March 5, 2007, the Company announced that its division Luggage Express Found had introduced its E-Luggistics Program, a unique web based, state of the art, mobile technology for tracking airlines lost luggage.

On March 5, 2007, the Company announced the completion of the franchise offering circular for Luggage Expresses' franchise program, Luggage Express Associates Program (LEAP).

On March 22, 2007, the Company announced on behalf of its various businesses that it will be sponsoring the Universal Express Friendship Invitational Women's LPGA Pro-Am & Forum in Orlando in April, 2007.

On March 26, 2007, the Company announced that Luggage Express had entered into a strategic partnership with SeaDream Yacht Club, named the "World's Best Small Passenger Shipping Line."

On March 26, 2007, the Company announced that team Luggage Express scored first in the Grand Am, Rolex Series, at the Grand Prix of Miami at Homestead-Miami Speedway.

On April 17, 2007, the Company announced that Luggage Express will continue for a third year to participate in the MasterCard Global Premium Collection providing a discount to cardholders for luggage services.

On April 19, 2007, the Company announced on behalf of its various businesses, including Luggage Express and MadPackers, that it had retained Source Communications, a prominent advertising and sports marketing agency, to handle all of the Company's sports sponsorships, sports-related activity and activation.

On April 23, 2007, the Company announced that Luggage Express would team up with Florida Panthers Captain Olli Jokinen to donate South Florida children's charities as part of a Charitable Match Program.

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

On February 23, 2007, the Company announced that MadPackers had arranged prominent featured artists for its college campuses "Door to Dorm" music tour.

On March 16, 2007, the Company announced MadPackers' final dates and locations for its "Door to Dorm" music tour covering over 21 campuses.


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

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2007.


                                                          NINE MONTHS ENDED
                                                       2007               2006
                                                       ----               ----
Revenues
Logistics & International shipping -                  2,687,262          807,944
Transportation / Equipment -                               --
Leasing                                                    --                  0
Other -                                                    --                  0

Cost Of Goods Sold                                    2,108,685          620,263
Selling, General and Administration                  21,576,538       13,053,854
Depreciation & Amortization                              57,630           29,218


During the nine months ended March 31, 2007 operating revenues increased to $2,687,262 from $807,944. This increase is due mainly to the acquisition of Global Trucking Services, Inc.

Cost of revenues were $2,108,685 and $620,263 respectively.


LIQUIDITY AND CAPITAL RESOURCES - FOR THE NINE MONTHS ENDED MARCH 31, 2007.


The net proceeds from investments in the Company was approximately $11,033,693. Approximately $10,571,243 was used in its operating activities.

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


                                          UNIVERSAL EXPRESS, INC.


Date:  May 21, 2007                       /S/ RICHARD A. ALTOMARE
                                          -----------------------
                                          Richard A. Altomare, President
                                          and Chairman of the Board