Form 10QSB/A
period 2006-12-31
UNIVERSAL EXPRESS INC/
filed 2007-06-14
CIK 857351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

Commission File Number 0-18094

UNIVERSAL EXPRESS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	11-2781803
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1230 Avenue of the Americas
Suite 771, Rockefeller Center
New York,  10020
(Address of Principal Executive Offices)

(917) 639-4157
(Issuer’s Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒       No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes   ☐       No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock	Outstanding at December 31, 2006
Class “A”	15,981,433,343
Class “B”	1,280,000

Transitional Small Business Disclosure Format (check one):     Yes   ☐       No  ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-QSB for the quarter ended December 31, 2006 to amend the quarterly report in response to certain requests of the staff of the Securities and Exchange Commission.  We have not restated our consolidated financial statements for the periods presented.

UNIVERSAL EXPRESS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS UNIVERSAL EXPRESS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31,

ASSETS	2006

CURRENT ASSETS:
Cash and Equivalents	$335,137
Accounts Receivable, net of reserve of	423,853
Other Current Assets	2,859,576
Total Current Assets	3,618,566

PROPERTY AND EQUIPMENT
Computers and Equipment	398,602
Less Accumulated Depreciation	(43,251)
Net Property and Equipment	355,351

OTHER ASSETS:
Loan to Officer	707,791
Related Party Receivables	906,000
Notes Receivable	848,053
Customer List	650,000
Goodwill	1,558,276
Other Assets	42,841
Total Other Assets	4,712,961

Total Assets	$8,686,878

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	$839,599
Accrued Expenses
Trade	178,832
Interest	297,970
Bank Line of Credit	322,920
Accrued Officers' Salary	269,231
Current Portion of Long-Term Debt	81,998
Notes Payable	936,809
Convertible Debenture	100,000
Total Current Liabilities	3,027,359

Long-Term Debt, Net of Current Portion	-

Total Liabilities	3,027,359

Minority Interest in Subsidiaries	(196,389)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $.005 par value; Authorized 16,950,000,000 Shares
15,981,433,343 Shares Issued, 15,981,393,343 Shares Outstanding	79,907,167
Class B Common Stock, $.005 par value; Authorized 3,000,000
shares 1,280,000 shares issued and outstanding	6,400
Additional Paid-in Capital	21,038,087
Stock Rights	22,389,192
Treasury Stock, at cost, 40,000 shares	(14,350)
Deferred Compensation	(23,041,472)
Accumulated Comprehensive Income (Loss)	(157,558)
Collateral Stock	(3,920,000)
Accumulated Deficit	(90,351,558)

Total Stockholders' Equity (Deficiency)	5,855,908

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$8,686,878

See notes to consolidated financial statements.

UNIVERSAL EXPRESS INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
FOR THE SIX MONTHS ENDED DECEMBER 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,553,006)	$(8,315,294)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	43,251	19,700
Common shares issued for services	215,500	324,450
Amortization Of Deferred Compensation	8,723,850	6,097,733
Forgiveness of Officer Loan	35,947	37,479
Adjustment to Net Income	(46,925)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(345,587)	(27,584)
(Increase) decrease in other current assets	(2,128,720)	1,152
(Increase) decrease in notes receivables	-	5,000
(Increase) decrease in loan to officer	(21,029)	(21,925)
(Increase) decrease in other assets	(12,973)	-
Increase (decrease) in accounts payable and accrued expenses	(41,910)	112,776
Increase (decrease) in accrued officers salary	267,184	(29,973)
Increase (decrease) in accrued interest	12,667	13,950

Net cash provided (used) by operating activities	(5,851,751)	(1,782,536)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(66,957)	(1,520)
Loan From Officer	-	130,000
Purchase of Property and Equipment	(124,813)	-
Purchase of Customer List	(650,000)	-
Acquisition of Goodwill	(1,301,949)	-

Net Cash provided (used) by investing activities	(2,143,719)	128,480

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash		421,500
Issuance of stock rights for cash	5,037,768	1,208,000
Long term debt payments	(8,831)	(12,500)
Notes payable (payments)	889,309	(1,500)
Bank line of credit (payments)	309,902	20,063

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,228,148	1,635,563

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,767,322)	(18,493)
CASH and Equivalents, beginning of period	2,102,459	19,140

CASH and Equivalents, end of period	335,137	647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$852	$4,351
Non-Cash Financing Activities:
Issuance of common stock for deferred compensation	12,918,240	3,261,350
Issuance of common stock for conversion of stock rights	-	99,000

See notes to consolidated financial statements.

UNIVERSAL EXPRESS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THREE AND SIX MONTHS ENDING DECEMBER 31, 2006 AND 2005

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2006	2005	2006	2005

Revenues	$992,435	281,861	1,474,333	$501,033
Cost of Goods Sold	825,759	227,167	1,139,434	394,690
Gross Profit	166,676	54,694	334,899	106,343

OPERATING EXPENSES
Selling, General and Administrative	7,191,363	5,067,364	12,908,849	8,405,563
Depreciation	18,236	9,197	36,577	19,700
Total Operating Expenses	7,209,599	5,076,561	12,945,426	8,425,263

Operating Loss	(7,042,923)	(5,021,867)	(12,610,527)	(8,318,920)

OTHER INCOME (EXPENSE)
Other Income	5,500	-	5,500	-
Interest Income	10,460	10,907	21,030	21,927
Interest Expense	(6,695)	(9,554)	(13,519)	(18,301)
	9,265	1,353	13,011	3,626
Loss	$(7,033,658)	$(5,020,514)	$(12,597,516)	$(8,315,294)

Minority Interest in Subsidiaries	53,422	-	55,609	-

Net Loss	$(6,980,236)	$(5,020,514)	$(12,541,907)	$(8,315,294)

COMPREHENSIVE LOSS - Net Of Tax	-	-	(11,099)

NET COMPREHENSIVE LOSS	$(6,980,236)	$(5,020,514)	$(12,553,006)	$(8,315,294)

BASIC NET LOSS PER COMMON SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,918,840,953	2,000,859,028	14,179,025,192	2,764,413,278

See notes to consolidated financial statements.

UNIVERSAL EXPRESS, INC. AND SUBSIDIARIES
Notes To Financial Statements
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and disclosures required for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2006.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2006 and the results of operations and cash flows for the six months ended December 31, 2006 have been included.

The results of operations for the six months ended December 31, 2006, are not necessarily indicative of the results to be expected for the full year ended June 30, 2007.

2.           Segment Information

Six months ended December 31, 2006:

	Logistics & International Shipping	Transportation/ Equipment Leasing Brokerage		Parent (Other)		Consolidated
Revenue	$1,474,333	$	--0--	$	--0--	$1,474,333
Operating Income/(Loss)	(1,356,952)		--0--		(11,196,054)	(12,553,006)

Six months ended December 31, 2005:

	Logistics & International Shipping	Transportation/ Equipment Leasing Brokerage		Parent (Other)		Consolidated
Revenue	$501,033	$	--0--	$	--0--	$501,033
Operating Loss	(491,106)		(3,345)		(7,820,843)	(8,315,294)

Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

3.           Capital Stock

During the quarter ended December 31, 2006 the Company issued 1,987,500,000 shares of common stock.  Of such shares issued, 1,953,000,000 were issued for deferred services, and 34,500,000 for services.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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
Virtual Bellhop™
Luggage Express™
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

A new subsidiary; Luggage Express Found’s mission is to deliver luggage that has been lost by the airlines, to customers in the most efficient and convenient way possible.  Utilizing a fleet of trucks together with the knowledge of the transportation industry, Luggage Express Found takes the frustration out of missing baggage.  Luggage Express Found includes Global Trucking, Airport Alliance and American Delivery Systems.

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

UniversalPost™ Network– The Private Postal Network

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

Luggage Express™ and Virtual Bellhop

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

On November 2, 2006, the Company announced that Madpackers would launch a Door to Dorm” concert tour covering 25 colleges.

On November 2, 2006, the Company announced the introduction by Madpackers of its student based service expansion into areas outside the shipping and storage areas.

On December 11, 2006, the Company announced the Madpackers’ Holiday Gift Card for discount services for parents and students.

On December 12, 2006, the Company announced Madpackers’ Campus Rep program.

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

Results of Operations – Six Months ended December 31, 2006.

	Six Months Ended
	2006	2005
Revenues
Logistics & International shipping –	1,474,333	501,033
Transportation / Equipment –	-0-	-0-
Leasing	-0-	-0-
Other –	-0-	-0-
Cost Of Goods Sold	1,139,434	394,690
Selling, General and Administration	4,184,999	1,983,380
Depreciation & Amortization	36,577	19,700

During the six months ended December 31, 2006 operating revenues increased to $1,474,333 from $501,033.  This increase is due mainly to the acquisition of Global Trucking Services, Inc.

Cost of revenues were $1,139,434 and $394,690 respectively.

Liquidity and Capital Resources – for the six months Ended December 31, 2006.

The net proceeds from investments in the Company was approximately $5,037,768.  Approximately $5,851,751 was used in its operating activities.

Until the UniversalPost Network, Postal Nation, Virtual Bellhop, Luggage Express, MadPackers, USXP Capital, UniversalPost International Delivery, Universal Express Properties and the Company’s other businesses, are fully developed, the Company will continue to rely on equity and debt raised to fund its operations.  Management is continuing efforts to raise cash by arranging lines of credit, and obtaining additional equity capital.  The Company’s future business operations will require additional capital.

Management is presently exploring methods to increase available credit lines as well as methods to increase working capital through both traditional and non-traditional debt services.

Item 3.                      INTERNAL CONTROLS AND PROCEDURES

Richard Altomare, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report.  Based on his evaluation, he concluded that the controls and procedures in place are effective to assure that material information concerning the Company which could affect the disclosures in the Company’s quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Altomare performed his evaluation.

PART II – OTHER INFORMATION

Item 6.                EXHIBITS AND REPORTS ON FORM 8-K

Current Report filed on Form 8-K dated October 18, 2006.
Current Report filed on Form 8-K/A dated November 22, 2006.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company’s report on Form 10-QSB/A has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL EXPRESS, INC.

Date: June 14, 2007	/s/ Richard A. Altomare
Richard A. Altomare, President
and Chairman of the Board